Form 10-Q
period 2020-12-31
Growth Capital Acquisition Corp.
filed 2021-02-22
CIK 1498233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

GROWTH CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39959	27-2447291
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

405 Lexington Ave, New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-895-3500

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	GCACU	The Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	GCAC	The Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	GCACW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 22, 2021, 17,250,000 shares of Class A common stock, par value $0.0001, and 4,312,500 shares of Class B common stock, par value $0.0001, of the registrant were issued and outstanding.

GROWTH CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GROWTH CAPITAL ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(Unaudited)
Assets
Current asset -cash	$85,915	$2,043
Deferred offering costs	68,133	20,000
Total Assets	$154,048	$22,043
Liabilities and Stockholders’ Equity
Current Liabilities:
Accrued offering costs	$12,708	$20,000
Promissory notes payable - related parties	135,325	-
Total liabilities	148,033	20,000
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	-	-
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 issued and outstanding(1)	431	431
Additional paid-in capital	152,355	148,269
Accumulated deficit	(146,771)	(146,657)
Total stockholder’s equity	6,015	2,043
Total liabilities and stockholder’s equity	$154,048	$22,043

(1) Includes an aggregate of 562,500 shares held by the Company’s initial stockholders that were subject to forfeiture to the extent that the underwriters’ overallotment was not exercised in full (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROWTH CAPITAL ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2020 (Unaudited)	Three Months Ended December 31, 2019 (Unaudited)	Nine Months Ended December 31, 2020 (Unaudited)	Nine Months Ended December 31,2019 (Unaudited)
General and administrative expenses	$114	$112	$114	$9,112
Loss before income taxes	(114)	(112)	(114)	(9,112)
Provision for income taxes	-	-	-	32
Net loss	$(114)	$(112)	$(114)	$(9,144)

Weighted average basic and diluted shares outstanding (1)	4,312,500	4,312,500	4,312,500	4,312,500

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1) Includes an aggregate of 562,500 shares held by the Company’s initial stockholders that were subject to forfeiture to the extent that the underwriters’ overallotment was not exercised in full (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROWTH CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, October 1, 2020 (Unaudited)	4,312,500	$431	$152,355	$(146,657)	$6,129
Net loss	-	-	-	(114)	(114)
Balance, December 31, 2020 (Unaudited)	4,312,500	$431	$152,355	$(146,771)	$6,015

Balance, October 1, 2019 (Unaudited)	4,312,500	$431	$148,269	$(145,974)	$2,726
Net loss	-	-	-	(112)	(112)
Balance, December 31, 2019 (Unaudited)	4,312,500	$431	$148,269	$(146,086)	$2,614

Balance, April 1, 2020 (Unaudited) (1)	4,312,500	$431	$148,269	$(146,657)	$2,043
Contribution from stockholder	-	-	4,086		4,086
Net loss	-	-	-	(114)	(114)
Balance, December 31, 2020 (Unaudited)	4,312,500	$431	$152,355	$(146,771)	$6,015

Balance, April 1, 2019 (Unaudited)	4,312,500	$431	$139,269	$(136,942)	$2,758
Contribution from stockholder	-	-	9,000		9,000
Net loss	-	-	-	(9,144)	(9,144)
Balance, December 31, 2019 (Unaudited)	4,312,500	$431	$148,269	$(146,086)	$2,614

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1) Includes an aggregate of 562,500 shares held by the Company’s initial stockholders that were subject to forfeiture to the extent that the underwriters’ overallotment was not exercised in full (see Note 7).

GROWTH CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31, 2020 (Unaudited)	Nine Months Ended December 31, 2019 (Unaudited)
Cash flows from operating activities:
Net loss	$(114)	$(9,144)
Net cash used in operating activities	(114)	(9,144)
Cash flows from financing activities:
Proceeds from notes payable - related parties	135,325	-
Payment of offering costs	(55,425)	-
Contribution from stockholder	4,086	9,000
Net cash provided by financing activities	83,986	9,000
Net change in cash	83,872	(144)
Cash, beginning of period	2,043	2,758
Cash, end of period	$85,915	$2,614
Supplemental cash flow information
Cash paid for income taxes	$-	$32

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$12,708	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Growth Capital Acquisition Corp.

Notes to Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Growth Capital Acquisition Corp. (the “Company”), a blank check company, was incorporated under the laws of the State of Delaware on January 4, 2010 under the name PinstripesNYS, Inc., and changed its name to its current name on February 14, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for the purpose of consummating a Business Combination, it intends to focus on industries that complement the Company’s management team’s background, and to capitalize on the ability of the Company’s management team to identify and acquire a business or businesses consistent with the experience of the Company’s management team and affiliates of Maxim Group LLC (“Maxim”), the representative of the underwriters in the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on January 29, 2021. On February 2, 2021, the Company consummated the Initial Public Offering (as defined below) of 17,250,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,175,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) in a private placement to the Company’s Sponsor, Growth Capital Sponsor LLC (the “Sponsor”), Nautilus Carriers LLC (“Nautilus”), an affiliate of our Co-Chief Executive Officers, and HB Strategies LLC ("HB Strategies"), an affiliate of Hudson Bay Capital Management LP ("Hudson Bay") generating gross proceeds of $5,175,000, which is described in Note 4.

Transaction costs amounted to $4,294,613, consisting of $3,450,000 of underwriting fees, and $844,613 of other offering costs.

As of December 31, 2020, the Company had not commenced any operations. All activity from January 4, 2010 (inception) through December 31, 2020 relates to the Company’s formation, its prior unconsummated initial public offering, and its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected March 31 as its fiscal year end.

The Trust Account

Following the closing of the Initial Public Offering on February 2, 2021, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), which have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds registered under the Investment Company Act of 1940, as amended and compliant with Rule 2a-7 thereof. Unless and until the Company completes the initial Business Combination, it may pay its expenses only from the net proceeds of the Initial Public Offering held outside the Trust Account, which as of February 22, 2021 were $949,314.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the initial Business Combination by August 2, 2022; or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the initial Business Combination by August 2, 2022 (at which such time up to $100,000 of interest shall be available to the Company to pay liquidation or dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering and the Private Placement are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must occur with one or more businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of the Business Combination Marketing Fee). There is no assurance that the Company will be able to successfully effect an initial Business Combination.

The Company, after signing a definitive agreement for an initial Business Combination, will provide its public stockholders’ with the opportunity to redeem all or a portion of their shares upon the completion of the initial Business Combination, either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets, after payment of deferred underwriting commissions, to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest, but less taxes payable. As a result, such shares of Class A common stock will be recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

The Company will have until August 2, 2022 to complete a Business Combination. If the Company is unable to complete the initial Business Combination by August 2, 2022, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest, but less taxes payable (less up to $100,000 of interest to pay liquidation or dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Each of our sponsor and Nautilus has agreed that it will be severally liable to us, on a pro rata basis based on the number of founder shares owned by them, if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less interest released to pay taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor or Nautilus to reserve for such indemnification obligations, nor have we independently verified whether our sponsor or Nautilus have sufficient funds to satisfy such indemnity obligations and believe that the only assets of our sponsor and Nautilus are securities of our company. Therefore, we cannot assure you that our sponsor or Nautilus would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The Sponsor, the Company’s officers and directors and certain initial stockholders have entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial Business Combination by August 2, 2022. However, if the Sponsor or any of the Company’s directors or officers acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an initial Business Combination, the Company’s remaining stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers, directors, and Nautilus have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares held by them and any public shares they may acquire during or after this offering in connection with the completion of our initial business combination or otherwise. HB Strategies has agreed to the foregoing terms except that it will not waive redemption rights with respect to its public shares.

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements.

Liquidity

As of February 22, 2021, the Company had approximately $949,000 in cash and working capital of approximately $742,000.

The Company's liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a capital contribution from the Company's initial stockholders of up to $300,000 in loans under certain unsecured promissory notes. Subsequent to the consummation of the Initial Public Offering, the Company's liquidity will be satisfied through the net proceeds from the Initial Public Offering held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 2, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on February 4, 2021 and February 9, 2021. Interim results for the the three and nine months ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ended March 31, 2021 or for any future interim periods. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company, which is neither an emerging growth company nor an emerging growth company, and which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of a financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units at an offering price of $10.00 per Unit, which included 2,250,000 Units sold upon the full exercise by the underwriter of its over-allotment option, at $10.00 per Unit, generating gross proceeds of $172,500,000.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Warrant” and, collectively, the “Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,175,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) in a private placement to the Sponsor, Nautilus and HB Strategies generating gross proceeds of $5,175,000. One Private Placement Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share.

A portion of the purchase price of the Private Placement Warrants were added to the proceeds from the Initial Public Offering placed in the Trust Account. If the Initial Business Combination is not completed by August 2, 2022, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On April 30, 2010, the Company sold 5,000,000 shares of the Company’s common stock, par value $0.0001 per share, to the Sponsor, at a purchase price of $25,000. On July 1, 2012, the Company issued 376,344 shares of the Company’s common stock to a third party as consideration for services performed. On February 24, 2020, the third party forfeited 257,649 shares of the Company’s common stock.

On February 24, 2020, the Company effectuated a recapitalization. Each outstanding share of the Company’s Common Stock became 0.8425 shares of Class B common stock, resulting in an aggregate of 4,312,500 Founder Shares outstanding and held by the Sponsor (up to 562,500 of which were subject to forfeiture if the underwriter’s over-allotment option was not exercised in full). On February 2, 2021, as a result of the underwriter’s election to fully exercise its over-allotment option, the 562,500 Founder Shares are no longer subject to forfeiture. All share and per-share amounts for periods and dates prior to December 2019 have been retroactively restated to reflect this split. Additionally, 75,000 shares of Class B Common Stock were issued to the Company’s three independent directors prior to the closing of this offering.

On August 14, 2020, the Sponsor forfeited an aggregate of 2,833,333 shares of Class B Common Stock to the Company for no consideration, and each of Nautilus and HB Strategies purchased from the Company 1,379,167 shares of Class B Common Stock for a purchase price of $2,043 (or an aggregate purchase price of $4,086).

On January 7, 2021, three initial stockholders of the Company forfeited an aggregate of 718,750 shares of Class B Common Stock at no cost, which the Company cancelled, resulting in an aggregate of 3,593,750 shares of Class B Common Stock outstanding and held by the Company’s initial stockholders.

On January 29, 2021, the Company effectuated a 1.2-for-1 forward stock split, resulting in an aggregate of 4,312,500 shares held by the Company’s initial stockholders.

Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time.

The Company’s initial stockholders, officers and directors have agreed, not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the initial Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 60 days after the initial Business Combination, or (iii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Fees

Commencing on January 29, 2021, the Company agreed to pay the Sponsor a total of $5,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Notes Payable — Related Party

The Company issued promissory notes to certain initial stockholders of the Company, which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of the Initial Public Offering. All amounts due under the promissory notes were payable on the earlier of: (i) March 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. As of December 31, 2020, there was $135,325 outstanding under the promissory notes. The promissory notes were repaid from the proceeds of the Initial Public Offering.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor and certain other initial stockholders of the Company may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Underwriting Agreement

The Company has an underwriting agreement with Maxim Group LLC, an affiliate of its Sponsor, (“Maxim”), pursuant to which, Maxim will be paid a cash underwriting discount of $0.20 per Unit upon closing of the Initial Public Offering. Following the closing of the Initial Public Offering and the exercise of underwriters’ overallotment in full, Maxim was paid $3,450,000 of underwriting fees plus $352,500 of accountable expenses.

Business Combination Marketing Agreement

The Company has engaged Maxim Group LLC, an affiliate of its Sponsor, as advisors in connection with its initial Business Combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its initial Business Combination and assist it with the preparation of press releases and public filings in connection with the initial Business Combination. The Company will pay Maxim Group LLC for such services upon the consummation of the initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable) or $6,037,500. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination.

NOTE 6 — COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, shares of Class A common stock underlying the Private Placement Warrants, warrants issuable upon conversion of working capital loans (if any), and the shares of Class A common stock issuable upon exercise of or conversion of the foregoing are entitled to registration rights pursuant to certain registration rights agreements executed on January 29, 2021, requiring the Company to register such securities for resale (in the case of the initial shares, only after conversion to the Company’s Class A common stock). Certain holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, the Sponsor may not exercise its demand and “piggyback” registration rights after five (5) and (7) years, respectively, after the effective date of the registration statement filed in connection with the Initial Public Offering and may not exercise its demand rights on more than one occasion. In addition, if Hudson Bay acquires Units in the Initial Public Offering and becomes an affiliate (as defined in the Securities Act) of us following such offering, the Company has agreed to file a registration statement following such offering to register the resale of the Units (including the shares of Class A common stock and warrants included in the Units) purchased by Hudson Bay (or its nominee) in the Initial Public Offering. Pursuant to the Company’s registration rights agreement with its initial stockholders, the Company will be liable for certain liquidated damages for failure to honor such holders' registration rights described herein. There is no defined maximum allowed amount of potential liquidated damages in the registration rights agreement with the Company’s initial stockholders. The Company’s registration rights agreement with its initial stockholders expires upon the earlier of (i) the tenth anniversary of the date it was executed or (ii) the date as of which (A) all of the registrable securities (as defined therein) have been sold pursuant to a registration statement or (B) with respect to any holder, such holder ceasing to hold registrable securities.

NOTE 7 — STOCKHOLDER’S EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of an initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to the closing of the initial Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of this offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to us). If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with the initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. On February 24, 2020, the Company effectuated a recapitalization. Each outstanding share of the Company’s Common Stock became 0.8425 shares of Class B common stock, resulting in an aggregate of 4,312,500 Founder Shares outstanding. On August 14, 2020, the Sponsor forfeited an aggregate of 2,833,333 shares of Class B Common Stock to the Company, and each of Nautilus and HB Strategies purchased from the Company 1,379,167 shares of Class B Common Stock. In January 2021, three initial stockholders of the Company forfeited an aggregate of 718,750 shares of Class B common stock at no cost, which we cancelled, resulting in an aggregate of 3,593,750 founder shares outstanding and held by our initial stockholders. On January 29, 2021, we effectuated a 1.2-for-1 forward stock split, resulting in an aggregate of 4,312,500 Class B shares held by our initial stockholders (up to 562,500 of which were subject to forfeiture if the underwriter’s over-allotment option was not exercised in full). On February 2, 2021, as a result of the underwriter’s election to fully exercise its over-allotment option, the 562,500 Founder Shares are no longer subject to forfeiture. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants

Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of the initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company will agree that as soon as practicable, but in no event later than 15 business days, after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective within 60 business days after the closing of the initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If the shares issuable upon exercise of the warrants are not registered under the Securities Act by the 60th business day after the closing of the initial Business Combination, the Company will be required to permit holders to exercise their warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company's Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a "covered security" under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their warrants to do so on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers' permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

The Company may call the Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a "cashless basis," as described in the warrant agreement.

NOTE 8 — SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet up to the date the condensed financial statement were issued. Other than as described above, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to the “Company,” “our,” “us” or “we” refer to Growth Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company, incorporated under the laws of the State of Delaware on January 4, 2010 under the name PinstripesNYS, Inc., and changed our name to our current name on February 14, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the we are not limited to a particular industry or sector for the purpose of consummating a Business Combination, we intends to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business or businesses consistent with the experience of our management team and affiliates of Maxim Group LLC (“Maxim”), the representative of the underwriters in the Initial Public Offering.

The issuance of additional shares of our stock in a Business Combination:

•	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

As of December 31, 2020, we had not commenced any operations. All activity from January 4, 2010 (inception) through December 31, 2020 relates to our formation, our prior unconsummated initial public offering, and our Initial Public Offering. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We have selected March 31 as our fiscal year end.

For the three and nine months ended December 31, 2020, we had a net loss of approximately $114, which consisted of approximately $114 in general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $85,915.

Subsequent to the quarterly period covered by this Quarterly Report, on February 2, 2021, we consummated our Initial Public Offering of 17,250,000 Units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000.

Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 5,175,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) in a private placement to our Sponsor, Growth Capital Sponsor LLC, Nautilus Carriers LLC, an affiliate of our Co-Chief Executive Officers, and HB Strategies LLC, an affiliate of Hudson Bay Capital Management LP generating gross proceeds of $5,175,000.

Transaction costs amounted to $4,294,613, consisting of $3,450,000 of underwriting fees, and $844,613 of other offering costs.

Following the closing of the Initial Public Offering on February 2, 2021, an aggregate of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds registered under the Investment Company Act of 1940, as amended. Unless and until we complete the initial Business Combination, we may pay our expenses only from the net proceeds of the Initial Public Offering held outside the Trust Account, which as of February 2, 2021 were $968,580.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the initial Business Combination by August 2, 2022; or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the initial Business Combination by August 2, 2022 (at which such time up to $100,000 of interest shall be available to the Company to pay liquidation or dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $5,750 for office space, utilities and secretarial and administrative services. We began incurring these fees on January 29, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for the Initial Public Offering as filed with the SEC on February 2, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

 Private Placement

On February 2, 2021, simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of an aggregate of 5,175,000 Private Placement Warrants to the Company’s Sponsor, Growth Capital Sponsor LLC (the “Sponsor”), Nautilus Carriers LLC (“Nautilus”), an affiliate of our Co-Chief Executive Officers, and HB Strategies LLC ("HB"), an affiliate of Hudson Bay Capital Management LP at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5,175,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the Initial Public Offering, except that the Sponsor, Nautilus and HB have agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. The Private Placement Warrants are also not redeemable by the Company so long as they are held by the Sponsor, Nautilus or HB or their permitted transferees. In addition, for as long as the Private Placement Warrants are held by the Sponsor, Nautilus and HB, such warrants may not be exercised after five years from the effective date of the registration statement relating to the Initial Public Offering. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds from the Initial Public Offering

Following the closing of the Initial Public Offering and the sale of Private Placement Warrants, $172,500,000 was placed into the trust account. The proceeds in the trust account may be invested solely in U.S. government treasury bills with a maturity of 185 days or less or in money market funds registered under the Investment Company Act of 1940, as amended and compliant with Rule 2a-7 thereof.

The Company paid transaction costs of $4,294,613, consisting of $3,450,000 of underwriting fees, and $844,613 of other offering costs. The remaining proceeds of approximately $$968,580 held outside the Trust Account will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 29, 2021, by and between the Company and Maxim as representative of the several underwriters. (1)
1.2	Business Combination Marketing Agreement, dated January 29, 2021, by and between the Company and Maxim. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated January 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated January 29, 2021, by and between the Company and the Sponsor. (1)
10.2	Letter Agreement, dated January 29, 2021, by and between the Company and Nautilus. (1)
10.3	Letter Agreement, dated January 29, 2021, by and between the Company and HB Strategies. (1)
10.4	Letter Agreement, dated January 29, 2021, by and among the Company and its officers and directors. (1)
10.5	Investment Management Trust Agreement, dated January 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.6	Registration Rights Agreement, dated January 29, 2021, by and between the Company and the Sponsor. (1)
10.7	Registration Rights Agreement, dated January 29, 2021, by and between the Company and Nautilus. (1)
10.8	Registration Rights Agreement, dated January 29, 2021, by and between the Company and HB Strategies. (1)
10.9	Registration Rights Agreement, dated January 29, 2021, by and between the Company and its directors. (1)
10.10	Private Placement Warrant Purchase Agreement, dated January 29, 2021, by and between the Company and the Sponsor. (1)
10.11	Private Placement Warrant Purchase Agreement, dated January 29, 2021, by and between the Company and Nautilus. (1)
10.12	Private Placement Warrant Purchase Agreement, dated January 29, 2021, by and between the Company and HB Strategies. (1)
10.13	Administrative Services Agreement, dated January 29, 2021, by and between the Company and the Sponsor. (1)
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROWTH CAPITAL ACQUISTION CORP.

Date: February 22, 2021		/s/ Prokopios (Akis) Tsirigakis
	Name:	Prokopios (Akis) Tsirigakis
	Title:	Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2021		/s/ George Syllantavos
	Name:	George Syllantavos
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)