Form 10-Q
period 2021-06-30
Growth Capital Acquisition Corp.
filed 2021-08-19
CIK 1498233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

GROWTH CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39959	27-2447291
(State or other jurisdiction of	(Commission File	(I.R.S. Employer Identification
incorporation or organization)	Number)	Number)

405 Lexington Ave, New York, NY	10174
(Address of principal executive offices)	(Zip Code)

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

As of August 16, 2021, 17,250,000 shares of Class A common stock, par value $0.0001, and 4,312,500 shares of Class B common stock, par value $0.0001, of the registrant were issued and outstanding.

GROWTH CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GROWTH CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	March 31, 2021
Assets:	Unaudited
Cash	$718,500	$749,737
Prepaid expenses	80,532	114,937
Total current assets	799,032	864,674
Investments held in Trust Account	172,511,739	172,505,514

Total assets	$173,310,771	$173,370,188

Liabilities and Shareholders’ Equity:

Accounts payable and accrued expenses	$73,550	$73,756
Total current liabilities	73,550	73,756

Warrant liabilities	8,607,750	7,141,500

Total liabilities	8,681,300	7,215,256

Commitments and Contingencies
Class A common stock subject to possible redemption ; 15,962,947 and 16,115,493 shares at June 30, 2021 and March 31, 2021, respectively (at redemption value of $10.00 per share)	159,629,470	161,154,930

Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 1,287,053 and 1,134,507 shares (excluding 15,962,947 and 16,115,493 shares subject to possible redemption) issued and outstanding at June 30, 2021 and March 31, 2021, respectively	128	113
Class B common stock, $0.0001 par value, 10,000,000 shares authorized,4,312,500 shares issued and outstanding at June 30, 2021 and March 31, 2021	431	431
Additional paid-in capital	1,525,445	—
Retained earnings	3,473,997	4,999,458

Total shareholders’ equity	5,000,001	5,000,002

Total liabilities and shareholders’ equity	$173,310,771	$173,370,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROWTH CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2021	2020
General and administrative expenses	$66,638	$—
Loss from operations	(66,638)	—
Other income (loss):
Change in fair value of warrants	(1,466,250)	—
Interest income – operating account	1,202	—
Interest income – Trust Account	6,225	—
Net loss	$(1,525,461)	$—

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	16,115,493	—

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00	$—

Basic and diluted weighted average shares outstanding, Class B common stock	5,447,007	3,750,000

Basic and diluted net loss per share, Class B common stock	$(0.28)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROWTH CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock				Additional	Accumulated	Total
	Class A		Class B		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance, March 31, 2020	—	$—	4,312,500	$431	$148,269	$(146,657)	$2,043
Net income	—	—	—	—	—	—	—
Balance, June 30, 2020 (Unaudited)	—	$—	4,312,500	$431	$148,269	$(146,657)	$2,043

Balance as of March 31, 2021	1,134,507	$113	4,312,500	$431	$—	$4,999,458	$5,000,002
Class A common stock subject to possible redemption	152,546	15	—	—	1,525,445	—	1,525,460
Net loss	—	—	—	—	—	(1,525,461)	(1,525,461)
Balance as of June 30, 2021 (Unaudited)	1,287,053	$128	4,312,500	$431	$1,525,445	$3,473,997	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROWTH CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,525,461)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(6,225)	—
Change in fair value warrants	1,466,250	—
Changes in operating assets and liabilities:
Prepaid expenses	34,405	—
Accounts payable and accrued expenses	(206)
Net cash used in operating activities	(31,237)	—

Net Change in Cash	(31,237)	—
Cash – Beginning	749,737	—
Cash – Ending	$718,500	$—

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(1,525,460)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Growth Capital Acquisition Corp.

Notes to the Condensed Financial Statements

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

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 5,175,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) in a private placement to the Company’s sponsor, Growth Capital Sponsor LLC (the “Sponsor”), Nautilus Carriers LLC (“Nautilus”), an affiliate of our Co-Chief Executive Officers, and HB Strategies LLC (“HB Strategies”), an affiliate of Hudson Bay Capital Management LP (“Hudson Bay”) generating gross proceeds of $5,175,000, which is described in Note 5.

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

As of June 30, 2021, the Company had not commenced any operations. All activity from January 4, 2010 (inception) through February 2, 2021 relates to the Company’s formation, its prior unconsummated initial public offering, and its initial public offering (the “Initial Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected March 31 as its fiscal year end.

The Trust Account

Following the closing of the IPO on February 2, 2021 and the exercise of Over-allotment Units simultaneously with the closing of the Initial Public Offering, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the exercise of the Units in the IPO, the sale of the Private Placement Warrants, and the exercise of Over-allotment Units was placed in a trust account (“Trust Account”). The proceeds held in the Trust Account are substantially invested only in money market funds registered under the Investment Company Act of 1940, as amended and compliant with Rule 2a-7.

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

Liquidity and Capital Resources

At June 30, 2021, the Company had cash outside the Trust Account of $718,500 and a working capital of $725,482. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock.

On February 2, 2021, the Company consummated its IPO (see Note 3) and Private Placement (See Note 4) and the underwriters fully exercised their Over-Allotment Option. Of the net proceeds from the IPO, exercise of the over-allotment option, and associated Private Placements, $172,500,000 of cash was placed in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date the financial statements are issued. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On July 19, 2021 the Company reported an incorrect amount to the Securities and Exchange Commission of its Form 10-K. The Company reported negative additional-paid in capital on its March 31, 2021 balance sheet and statement of changes in shareholders’ equity. Had the Company properly reported the information, the negative additional-paid in capital would have been reclassified to retained earnings. Total shareholders’ equity did not change.

	As Reported	Adjustment	As Adjusted
Audited Balance Sheet as of March 31, 2021
Additional paid in capital	$(3,115,509)	$3,115,509	$—
Retained earnings	$8,114,967	$(3,115,509)	$4,999,458
Total shareholders' equity	$5,000,002	$—	$5,000,002

Audited Statement of Changes in Shareholders' Equity as of March 31, 2021
Additional paid-in capital	$(3,115,509)	$3,115,509	$—
Retained earnings	$8,114,967	$(3,115,509)	$4,999,458
Total shareholders' equity	$5,000,002	$—	$5,000,002

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K, as filed with the SEC on July 19, 2021. The interim results for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending March 31, 2021 or for any future periods.

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

This may make comparison of the Company’s condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, and which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and 2020.

Investment Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in cash and Money Market mutual funds.

As of June 30, 2021, investment in the Company’s Trust Account consisted of $919 in cash and $172,510,820 in Money Market mutual funds. Money Market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The Company accounts for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting period. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of June 30, 2021 and 2020, there were 13,800,000 and 0 warrants outstanding, respectively.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Common Stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement as such warrants were anti-dilutive. The warrants are exercisable to purchase 13,800,000 shares of Class A common stock in the aggregate.

The Company’s statement of operations includes a presentation of income per Class A common stock subject to possible redemption in a manner similar to the two-class method of income per common stock. Net income per common stock, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A common stock outstanding since original issuance. Net income per common stock, basic and diluted, for non-redeemable Class B common stock is calculated by dividing the net income, adjusted for income attributable to redeemable Class B common stock, by the weighted average number of non-redeemable Class B common stock outstanding for the periods. Non-

redeemable Class B common stock include the Founder Shares as these common stock does not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Three Months Ended June 30,
	2021	2020
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest earned on marketable securities held in trust	$6,225	$—
Less: interest available to be withdrawn for payment of taxes	(6,225)	—
Net income allocable to shares subject to possible redemption	$—	$—
Denominator: Weighted Average Redeemable Common Stock	—
Redeemable Common Stock outstanding, Basic and Diluted	16,115,493
Basic and Diluted net income per Redeemable Common Share	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss less Redeemable Net Earnings
Net Loss	$(1,525,461)	$—
Redeemable Net Income	$(6,225)	$—
Non-Redeemable Net Loss	$(1,531,686)	$—
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock outstanding, Basic and Diluted	5,447,007	3,750,000
Basic and Diluted net income per Non-Redeemable Common Share	$(0.28)	$—

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from June 30, 2021 and June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Warrants

Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of the initial Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company will agree that as soon as practicable, but in no event later than 15 business days, after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective within 60 business days after the closing of the initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If the shares issuable upon exercise of the warrants are not registered under the Securities Act by the 60th business day after the closing of the initial Business Combination, the Company will be required to permit holders to exercise their warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants contain a tender or exchange offer that the Company’s management concluded do not qualify as an acceptable form of net cash settlement under the exception of ASC 815-40-25-8, because an event that is not within the entity’s control (tender offer) may result in a circumstance in which warrant holders would be entitled to cash while holders of the shares underlying the contract also would not receive cash (because a portion of their shares may not be subject to the tender offer). In a tender offer for less than all of the Company’s outstanding shares, the common stockholders may be restricted in the number of tendered shares that will be accepted for purchase. As such, the Company’s Public Warrants are reported as a derivative liability.

The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may call the Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.
●	If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

The Private Placement Warrants are identical to the Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

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

Administrative Fees

Commencing on January 29, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $5,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $17,250 in expenses in connection with such services for the three months ended June 30, 2021, as reflected in the accompanying statement of operations.

Notes Payable — Related Party

The Company issued promissory notes to certain initial stockholders of the Company, which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of the IPO. All amounts due under the promissory notes were payable on the earlier of: (i) June 30, 2021 or (ii) the date on which the Company consummated its IPO. As of June 30, 2021 and 2020, there were no amounts outstanding under the promissory notes, respectively. The promissory notes were repaid from the proceeds of the IPO.

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

Note 7 — RECURRING FAIR VALUE MEASUREMENTS

At June 30, 2021, the Company’s warrant liability was valued at $8,607,750. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Warrant liability classified within Level 3 of the fair value hierarchy.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

Substantially all of the Company’s trust assets on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account-Money Market Mutual Funds	172,511,739	—	—
Liabilities
Warrant Liability—Public Warrants	$5,347,500	$—	$—
Warrant Liability—Private Warrants	—	—	3,260,250
	$5,347,500	$—	$3,260,250

The Private Warrants were valued using a Black Scholes Option Pricing Model and were considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from the post-merger announced publicly traded warrants for comparable SPAC companies as of the valuation date. The closing price of the Public Warrants was used to determin their fair value.

The key inputs used in the Black Scholes Option Pricing Model for the Private Warrants were as follows:

Input	June 30, 2021
Risk-free interest rate	1.0%
Expected term (years)	5.36
Expected volatility	11.9%
Stock Price	$9.70
Exercise price	$11.50
Dividend yield	—%

The following table sets forth a summary of the changes in the fair value of the Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2021:

Private
Warrants
Fair value as of March 31, 2021	$2,742,750
Change in fair value	517,500
Fair value as of June 30, 2021	$3,260,250

There were no transfers between levels 1, 2 and 3 for the three months end ended June 30, 2021.

NOTE 8 — COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, shares of Class A common stock underlying the Private Placement Warrants, warrants issuable upon conversion of working capital loans (if any), and the shares of Class A common stock issuable upon exercise of or conversion of the foregoing are entitled to registration rights pursuant to certain registration rights agreements executed on January 29, 2021, requiring the Company to register such securities for resale (in the case of the initial shares, only after conversion to the Company’s Class A common stock). Certain holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, the Sponsor may not exercise its demand and “piggyback” registration rights after five (5) and (7) years, respectively, after the effective date of the registration statement filed in connection with the IPO and may not exercise its demand rights on more than one occasion. In addition, if Hudson Bay acquires units in the IPO and becomes an affiliate (as defined in the Securities Act) of us following such offering, the Company has agreed to file a registration statement following such offering to register the resale of the units (including the shares of Class A common stock and warrants included in the units) purchased by Hudson Bay (or its nominee) in the IPO. Pursuant to the Company’s registration rights agreement with its initial stockholders, the Company will be liable for certain liquidated damages for failure to honor such holders’ registration rights described herein. There is no defined maximum allowed amount of potential liquidated damages in the registration rights agreement with the Company’s initial stockholders. The Company’s registration rights agreement with its initial stockholders expires upon the earlier of (i) the tenth anniversary of the date it was executed or (ii) the date as of which (A) all of the registrable securities (as defined therein) have been sold pursuant to a registration statement or (B) with respect to any holder, such holder ceasing to hold registrable securities.

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

NOTE 9 — SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and 2020, there were 1,287,053 and 0 shares of Class A common stock issued or outstanding, excluding 15,962,947 and 0 shares subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and 2020, there were 4,312,500 shares of Class B common stock issued or outstanding.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet up to the date the condensed financial statements were issued. The Company did not identify any subsequent events, other than as noted below, that would have required adjustment to or disclosure in the condensed financial statements.

On August 5, 2021, Growth Capital Acquisition Corp., a Delaware corporation (“GCAC”), and GCAC Merger Sub Inc., a Delaware corporation and newly formed wholly-owned subsidiary of GCAC (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement”) with Cepton Technologies, Inc., a Delaware corporation (“Cepton”). Pursuant to the Business Combination Agreement, upon the consummation of the transactions contemplated by the Business Combination Agreement, Merger Sub will merge with and into Cepton (the “Merger”) with Cepton continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of GCAC.

Additionally, Koito Manufacturing Co., LTD., a current shareholder of Cepton, has committed to invest $50 million in Cepton's business via the purchase of 5,000,000 Private Investment in Public Equity (PIPE) offering of shares of common stock of Growth Capital at a purchase price of $10.00 per share, which is subject to the completion of, and will close simultaneously with, the business combination.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The issuance of additional shares of our stock in a Business Combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

As of June 30, 2021, we had not commenced any operations. All activity from March 31, 2020 through June 30, 2021 relates to our formation, our prior unconsummated initial public offering, and our Initial Public Offering. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We have selected March 31 as our fiscal year end.

For the three months ended June 30, 2021, we had a net loss of $1,525,461, which consisted of approximately $66,638 in general and administrative costs, an unrealized loss on fair value changes of warrants of $1,466,250, partially offset by interest income of $7,427.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $718,500.

Prior to the quarterly period covered by this Quarterly Report, on February 2, 2021, we consummated our IPO of 17,250,000 Units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000.

Simultaneously with the closing of our IPO, we consummated the sale of 5,175,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) in a private placement to our Sponsor, Growth Capital Sponsor LLC, Nautilus Carriers LLC, an affiliate of our Co-Chief Executive Officers, and HB Strategies LLC, an affiliate of Hudson Bay Capital Management LP generating gross proceeds of $5,175,000.

Transaction costs amounted to $4,294,613, consisting of $3,450,000 of underwriting fees, and $844,613 of other offering costs.

Following the closing of the IPO on February 2, 2021, an aggregate of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which were invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds registered under the

Investment Company Act of 1940, as amended. Unless and until we complete the initial Business Combination, we may pay our expenses only from the net proceeds of the IPO held outside the Trust Account, which as of February 2, 2021 were $968,580.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K, as filed with the SEC on July 19, 2021. The interim results for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending March 31, 2021 or for any future periods.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our current chief executive officer and chief financial officer have concluded that, due solely to the Company’s reclassification of the its Public Warrants and Private Placement Warrants following the issuance of the SEC Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) on April 12, 2021, our disclosure controls and procedures were not effective as of June 30, 2021, and constituted a material weakness.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for the Initial Public Offering as filed with the SEC on February 2, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Private Placement

On February 2, 2021, simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of an aggregate of 5,175,000 Private Placement Warrants to the Company’s Sponsor, Growth Capital Sponsor LLC (the “Sponsor”), Nautilus Carriers LLC (“Nautilus”), an affiliate of our Co-Chief Executive Officers, and HB Strategies LLC (“HB”), an affiliate of Hudson Bay Capital Management LP at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5,175,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the Initial Public Offering, except that the Sponsor, Nautilus and HB have agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. The Private Placement Warrants are also not redeemable by the Company so long as they are held by the Sponsor, Nautilus or HB or their permitted transferees. In addition, for as long as the Private Placement Warrants are held by the Sponsor, Nautilus and HB, such warrants may not be exercised after five years from the effective date of the registration statement relating to the Initial Public Offering. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The Company paid transaction costs of $4,294,613, consisting of $3,450,000 of underwriting fees, and $844,613 of other offering costs. The remaining proceeds of approximately $968,580 held outside the Trust Account will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits.

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

GROWTH CAPITAL ACQUISTION CORP.

Date:	August 18, 2021		/s/ Prokopios (Akis) Tsirigakis
		Name:	Prokopios (Akis) Tsirigakis
		Title:	Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 18, 2021		/s/ George Syllantavos
		Name:	George Syllantavos
		Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)