Form 10-Q
period 2021-09-30
Growth Capital Acquisition Corp.
filed 2021-11-23
CIK 1498233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

GROWTH CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39959	27-2447291
(State or other jurisdiction of	(Commission File	(I.R.S. Employer Identification
incorporation or organization)	Number)	Number)

300 Park Avenue, 16th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

As of November 23, 2021, 17,250,000 shares of Class A common stock, par value $0.0001, and 4,312,500 shares of Class B common stock, par value $0.0001, of the registrant were issued and outstanding.

GROWTH CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GROWTH CAPITAL ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(Unaudited)	(Restated)
Assets:
Cash	$238,567	$749,737
Prepaid expenses	45,748	114,937
Total current assets	284,315	864,674
Investments held in Trust Account	172,516,064	172,505,514

Total assets	$172,800,379	$173,370,188

Liabilities and Shareholders’ Equity:

Accounts payable and accrued expenses	$575,746	$73,756
Total current liabilities	575,746	73,756

Warrant liability	13,989,750	7,141,500

Total liabilities	14,565,496	7,215,256

Commitments Contingencies
Class A common stock subject to possible redemption ; 17,250,000 shares at September 30, 2021 and March 31, 2021, respectively (at redemption value of $10.00 per share)	172,500,000	172,500,000

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares (excluding 17,250,000 shares subject to possible redemption) issued and outstanding at September 30, 2021 and March 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized,4,312,500 shares issued and outstanding at September 30, 2021 and March 31, 2021	431	431
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(14,265,548)	(6,345,499)

Total shareholders’ deficit	(14,265,117)	(6,345,068)

Total liabilities and shareholders’ deficit	$172,800,379	$173,370,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GROWTH CAPITAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
General and administrative expenses	$1,016,918	$—	$1,083,556	$—
Loss from operations	(1,016,918)	—	(1,083,556)	—
Other income (loss):
Unrealized loss on FV changes of warrants	(5,382,000)	—	(6,848,250)	—
Interest income	4,330	—	11,757	—
Net Loss	$(6,394,588)	$—	$(7,920,049)	$—

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,250,000	—	17,250,000	—

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.30)	$0.00	$(0.37)	$0.00

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500	4,312,500	4,312,500

Basic and diluted net loss per share, Class B common stock	$(0.30)	$0.00	$(0.37)	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GROWTH CAPITAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance, March 31, 2020	—	$—	4,312,500	$431	$148,269	$(146,657)	$2,043
Net loss	—	—	—	—	—	—	—
Balance, June 30, 2020 (Unaudited)	—	$—	4,312,500	$431	$148,269	$(146,657)	$2,043
Net loss	—	—	—	—	—	—	—
Sale of common stock					4,086		4,086
Balance, September 30, 2020 (Unaudited)	—	$—	4,312,500	$431	$152,355	$(146,657)	$6,129

Balance as of March 31, 2021 (Restated – See Note 2)	—	$—	4,312,500	$431	$—	$(6,345,499)	$(6,345,068)
Net loss	—	—	—	—	—	(1,525,461)	(1,525,461)
Balance as of June 30, 2021 (Unaudited) (Restated – See Note 2)	—	$—	4,312,500	$431	$—	$(7,870,960)	$(7,870,529)
Net loss	—	—	—	—	—	(6,394,588)	(6,394,588)
Balance as of September 30, 2021 (Unaudited)	—	$—	4,312,500	$431	$—	$(14,265,548)	$(14,265,117)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GROWTH CAPITAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(7,920,049)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain and interest earned on investment held in Trust Account	(10,550)	—
Unrealized gain on Fair Value changes of warrants	6,848,250	—
Changes in operating assets and liabilities:
Prepaid expenses	69,189	—
Accounts payable and accrued expenses	501,990
Net cash used in operating activities	(511,170)	—

Cash Flows from Financing Activities:
Proceeds from notes payable – related parties	—	135,325
Payment of offering costs	—	(37,400)
Proceeds from sale of common stock	—	4,086
Net cash provided by financing activities	—	102,011

Net Change in Cash	(511,170)	102,011
Cash – Beginning	749,737	2,043
Cash – Ending	$238,567	$104,054

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$12,210

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Growth Capital Acquisition Corp.

Notes to the Consolidated Financial Statements

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

As of September 30, 2021, the Company had not commenced any operations. All activity from January 4, 2010 (inception) through February 2, 2021 relates to the Company’s formation, its prior unconsummated initial public offering, and its initial public offering (the “Initial Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected March 31 as its fiscal year end.

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

Liquidity and Capital Resources

At September 30, 2021, the Company had cash outside the Trust Account of $238,567 and a working capital deficiency of $291,431. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock.

On February 2, 2021, the Company consummated its IPO (see Note 3) and Private Placement (See Note 4) and the underwriters fully exercised their Over-Allotment Option. Of the net proceeds from the IPO, exercise of the over-allotment option, and associated Private Placements, $172,500,000 of cash was placed in the Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of its proposed Business Combination (see Note 8). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this with the consummation of the proposed Business Combination in the fourth calendar quarter of 2021. There is no assurance that the Company’s plans to consummate the proposed Business Combination will occur. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

In light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.

Impact of the Restatement

The impact to the financial statements as of February 2, 2021 and March 31, 2021 is presented below:

	As Reported	Restatement	As Restated
Audited Balance Sheet
as of February 2, 2021
As revised in the Form 10-K reported to the SEC
on July 19, 2021
Common Stock subject to possible redemption ($)	$151,176,360	$21,323,640	$172,500,000

Common stock Class A, $0.0001 par value	$213	$(213)	$—
Common stock Class B, $0.0001 par value	$431	$—	$431
Additional Paid in Capital	$5,338,840	$(5,338,840)	$—
Retained earnings	$(339,303)	$(15,984,587)	$(16,323,890)
Total shareholders' equity/(deficit)	$5,000,181	$(21,323,640)	$(16,323,459)

Number of shares subject to redemption	15,117,636	2,132,364	17,250,000

	As Reported	Restatement	As Restated
Balance Sheet
as of March 31, 2021
as revised in the Form 10-Q reported to the SEC on August 19, 2021
Common Stock subject to possible redemption ($)	$161,154,930	$11,345,070	$172,500,000

Common stock Class A, $0.0001 par value	$113	$(113)	$—
Common stock Class B, $0.0001 par value	$431	$—	$431
Additional Paid in Capital	$—	$—	$—
Retained earnings	$4,999,458	$(11,344,957)	$(6,345,499)
Total shareholders' equity/(deficit)	$5,000,002	$(11,345,070)	$(6,345,068)

Number of shares subject to redemption	16,115,493	1,134,507	17,250,000

Statement of Operations for the year ended March 31, 2021
Basic and diluted weighted average shares, redeemable shares	2,404,988	336,108	2,741,096
Basic and diluted net income per share, redeemable shares	$—	$1.18	$1.18
Basic and diluted weighted average shares, non-redeemable shares	4,648,608	(336,108)	4,312,500
Basic and diluted net income per share, non-redeemable shares	$1.78	$(0.61)	$1.17

	As Reported	Restatement	As Restated
Unaudited Consolidated Balance Sheet
as of June 30, 2021
as adjusted for Temporary Equity related to Public Shares
Common Stock subject to possible redemption ($)	$159,629,470	$12,870,530	$172,500,000

Common stock Class A, $0.0001 par value	$128	$(128)	$—
Common stock Class B, $0.0001 par value	$431	$—	$431
Additional Paid in Capital	$1,525,445	$(1,525,445)	$—
Retained earnings	$3,473,997	$(11,344,957)	$(7,870,960)
Total shareholders' equity/(deficit)	$5,000,001	$(12,870,530)	$(7,870,529)

Number of shares subject to redemption
	15,962,947	1,287,053	17,250,000
Unaudited Consolidated Statement of
Operations for the three months ended
June 30, 2021
Basic and diluted weighted average shares, redeemable shares	16,115,493	1,134,507	17,250,000
Basic and diluted net income per share, redeemable shares	$0.00	$(0.07)	$(0.07)
Basic and diluted weighted average shares, non-redeemable shares	5,447,007	(1,134,507)	4,312,500
Basic and diluted net income per share, non-redeemable shares	$(0.28)	$0.21	$(0.07)

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Changes In
Shareholders’ Equity as of June 30, 2021
Changes in Class A ordinary shares subject to possible redemption,	$1,525,460	$(1,525,460)	$—
Shareholders’ equity	$5,000,001	$(12,870,530)	$(7,870,529)

	As Reported	Restatement	As Restated
Unaudited Condensed
Statement Of Cash Flows For
the six months ended June 30,
2021
Non-Cash investing and
financing activities
Change in Class A ordinary shares subject to possible redemption - APIC	$(1,525,460)	$1,525,460	$—

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual report on Form 10-K, as filed with the SEC on July 19, 2021. The interim results for the six months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending March 31, 2021 or for any future periods.

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

This may make comparison of the Company’s consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, and which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and 2020.

Investment Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in cash and Money Market mutual funds.

As of September 30, 2021, investment in the Company’s Trust Account consisted of $919 in cash and $172,515,145 in Money Market mutual funds. Money Market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The Company accounts for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting period. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of September 30, 2021 and March 31, 2021, there were 13,800,000 warrants outstanding.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s consolidated statement of operations applies the two-class method in calculating net loss per share. Basic and diluted net loss per common share for Class A common stock and Class B common stock is calculated by dividing net loss attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Net Loss	$(6,394,588)		(7,920,049)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,250,000	$—	$17,250,000	$—

Net loss available to Class A common stock	$(5,115,670)	$—	$(6,336,039)	$—

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.30)	—	(0.37)	—

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500		4,312,500

Net income available to Class B common stock	$(1,278,918)	$—	$(1,584,010)	$—

Basic and diluted net loss per share, Class B common stock	(0.30)		(0.37)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September, 30, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from September 30, 2021 and March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Standards

August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may call the Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
●	If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

Administrative Fees

Commencing on January 29, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $5,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $34,500 and $17,250 in expenses in connection with such services for the six and three months ended September 30, 2021, respectively, as reflected in the accompanying statement of operations.

Notes Payable — Related Party

The Company issued promissory notes to certain initial stockholders of the Company, which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of the IPO. All amounts due under the promissory notes were payable on the earlier of: (i) June 30, 2021 or (ii) the date on which the Company consummated its IPO. As of September 30, 2021 and March 31, 2021, there were no amounts outstanding under the promissory notes, respectively. The promissory notes were repaid from the proceeds of the IPO.

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

Note 7 — RECURRING FAIR VALUE MEASUREMENTS

At September 30, 2021, the Company’s warrant liability was valued at $13,989,750. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Substantially all of the Company’s trust assets on the consolidated balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account-Money Market Mutual Funds	172,516,064	—	—
	172,516,064	—	—
Liabilities
Warrant Liability—Public Warrants	$8,711,250	$—	$—
Warrant Liability—Private Warrants	—	—	5,278,500
	$8,711,250	$—	$5,278,500

The Private Warrants were valued using a Black Scholes Option Pricing Model and were considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from the post-merger announced publicly traded warrants for comparable SPAC companies as of the valuation date. The closing price of the Public Warrants was used to determine their fair value.

The key inputs used in the Black Scholes Option Pricing Model for the Private Warrants were as follows:

Input	September 30, 2021	March 31, 2021
Risk-free interest rate	1.1%	1.2%
Expected term (years)	5.29	5.58
Expected volatility	15.4%	10.0%
Stock Price	$9.88	$9.70
Exercise price	$11.50	$11.50
Dividend yield	0.0%	0.0%

The following table sets forth a summary of the changes in the fair value of the Level 3 assets and liabilities measured at fair value for the six and three months ended September 30, 2021:

Private
Warrants
Fair value as of March 31, 2021	$2,742,750
Change in fair value	517,500
Fair value as of June 30, 2021	$3,260,250
Change in fair value	2,018,250
Fair value as of September 30, 2021	$5,278,500

There were no transfers between levels for the three and six months ended September 30, 2021.

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

Proposed Business Combination Agreement

On August 4, 2021, the Company and GCAC Merger Sub Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement”) with Cepton Technologies, Inc., a Delaware corporation (“Cepton”). Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing”), Merger Sub will merge with and into Cepton (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Cepton continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. Upon the consummation of the business combination, the Company will change its name to Cepton, Inc.

The parties expect the Transactions to be completed in the fourth calendar quarter of 2021, subject to, among other things, the approval of the Transactions by each of the Company’s and Cepton’s stockholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Cepton Stockholder Support Agreements

Concurrently with the execution of the Business Combination Agreement, the Company, Merger Sub and certain Cepton stockholders (the “Supporting Cepton Stockholders”) entered into the Cepton Stockholder Support Agreements (the “Cepton Stockholder Support Agreements”). Each Cepton Stockholder Support Agreement provides, among other things, that on (or effective as of) the third business day following the date that the proxy statement/consent solicitation statement/prospectus is disseminated to Cepton’s stockholders, each Supporting Cepton Stockholder will execute and deliver a written consent with respect to the outstanding shares of Cepton common stock and Cepton preferred stock held by such Supporting Cepton Stockholder adopting the Business Combination Agreement and approving the Transactions.

Amended Registration Rights Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement, the Company’s sponsor, Growth Capital Sponsor LLC (the “Sponsor”), Nautilus Carriers LLC (“Nautilus”), HB Strategies LLC (“HB Strategies”), and certain other stockholders of the Company (collectively, the “Initial Holders”), Cepton, and certain Cepton stockholders entered into an amendment (the “Amended Registration Rights Agreement”) to those certain Registration Rights Agreements, each dated as of January 29, 2021, (“Existing Registration Rights Agreement”) by and among the Company and the Initial Holders. Pursuant to the Amended Registration Rights Agreement, the stockholder parties will be provided the right to demand registrations, piggy-back registrations and shelf registrations with respect to Registrable Securities (as defined in the Amended Registration Rights Agreement). The Amended Registration Rights Agreement supersedes the Existing Registration Rights Agreement between Company and certain of the Initial Holders.

Confidentiality and Lock-Up Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement, certain Cepton stockholders entered into a Confidentiality and Lock-up Agreement with the Company (each, a “Confidentiality and Lock-Up Agreement”). Pursuant to the Confidentiality and Lock-Up Agreements, each Cepton stockholder party thereto agreed to a 180-day lock-up of its restricted securities of the Company following Closing, subject to (i) early release upon certain corporate transactions and (ii) certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Confidentiality and Lock-Up Agreement.

Unpaid Expenses and Lock-Up Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement, the Company, Sponsor, Nautilus, HB Strategies, and Cepton entered into an Unpaid Expenses and Lock-Up Agreement (the “Unpaid Expenses and Lock-Up Agreement”), pursuant to which, among other things, Sponsor, Nautilus, and HB Strategies agreed that if the Company’s unpaid or contingent liabilities as of immediately prior to the Closing (excluding deferred underwriting and business combination marketing fees and expenses arising from the Company’s initial public offering and excluding any fees and expenses arising from the PIPE Investment) exceed $10,000,000, the Sponsor, Nautilus, and HB Strategies, each will, at their election, either forfeit immediately prior to the Closing a number of Founder Shares and Founder Warrants having an aggregate value equal to the Excess Expense Amount (as defined in the Unpaid Expenses and Lock-Up Agreement)) or (ii) pay to the Company an amount in cash equal to the Excess Expense Amount. Pursuant to the Unpaid Expenses and Lock-Up Agreement, each of the Sponsor, Nautilus, and HB Strategies are subject to certain lock-up restrictions.

Stockholder Support Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement, Cepton and certain stockholders of the Company entered into Stockholder Support Agreements (the “Stockholder Support Agreements”). Pursuant the Stockholder Support Agreements, the stockholders of the Company party thereto will agree, among other things, to vote their shares of the Company’s Class B common stock in favor of the adoption an approval of the Business Combination Agreement and the Transactions. HB Strategies entered into a substantially similar Stockholder Support Agreement.

Subscription Agreements

In connection with the proposed business combination between the Company and Cepton, the Company entered into subscription agreements (the “Subscription Agreements”) with the investors named therein (the “PIPE Investors”), pursuant to which the Company agreed to issue and sell to the PIPE Investors approximately $59.5 million of the Company’s Class A common stock immediately prior to closing of the Merger (the “PIPE Investment”). The PIPE Investment is conditioned on the concurrent closing of the Merger and other customary closing conditions. The proceeds from the PIPE Investment will be used to fund a portion of the cash consideration for the proposed business combination. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors.

The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021. The foregoing descriptions of each of the Business Combination Agreement, the Cepton Stockholder Support Agreements, the Amended Registration Rights Agreement, the Confidentiality and Lock-Up Agreement, the Unpaid Expenses and Lock-Up Agreement, the Stockholder Support Agreement and the Subscription Agreements are qualified in their entirety by reference to such agreements filed as an exhibit to this Quarterly Report.

NOTE 9 — SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and March 31, 2021, there were 0 shares of Class A common stock issued or outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and March 31, 2021, there were 4,312,500 shares of Class B common stock issued or outstanding.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet up to the date the consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment to or disclosure in the consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to the “Company,” “our,” “us” or “we” refer to Growth Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity from March 31, 2020 through September 30, 2021 relates to our formation, our prior unconsummated initial public offering, and our Initial Public Offering. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We have selected March 31 as our fiscal year end.

For the three months ended September 30, 2021, we had a net loss of $6,394,588, which consisted of approximately $1,016,918 in general and administrative costs, an unrealized loss on fair value changes of warrants of $5,382,000, partially offset by interest income of $4,330.

For the six months ended September 30, 2021, we had a net loss of $7,920,049, which consisted of approximately $1,083,556 in general and administrative costs, an unrealized loss on fair value changes of warrants of $6,848,250, partially offset by interest income of $11,757.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $238,567.

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

Following the closing of the IPO on February 2, 2021, an aggregate of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which were invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds registered under the Investment Company Act of 1940, as amended. Unless and until we complete the initial Business Combination, we may pay our expenses only from the net proceeds of the IPO held outside the Trust Account.

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

At September 30, 2021, we had cash outside the Trust Account of $238,567 and a working capital deficiency of $291,431. We have incurred and expects to continue to incur significant costs in pursuit of our proposed Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this with the consummation of the proposed Business Combination in the fourth calendar quarter of 2021. There is no assurance that our plans to consummate the proposed Business Combination will occur. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We account for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting period. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the statement of operations. As of September 30, 2021 and March 31, 2021, there were 13,800,000 warrants outstanding.

Net Loss Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Our consolidated statement of operations applies the two-class method in calculating net loss per share. Basic and diluted net loss per common share for Class A common stock and Class B common stock is calculated by dividing net loss attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Recent accounting standards

August 2020, the FASB issued Accounting  Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates  the current models that require separation of beneficial conversion and cash conversion features from convertible  instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts  in an entity’s own equity. The new standard also introduces additional  disclosures  for convertible  debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted  method for all convertible  instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

We do not believe that any recently issued, but not effective, accounting standards, if currently adopted,  would have a material effect on our financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our current chief executive officer and chief financial officer have concluded that, due solely to the Company’s reclassification of the its Public Warrants and Private Placement Warrants following the issuance of the SEC Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) on April 12, 2021, and the error noted in the accounting for the Public Shares as described in Note 2, our disclosure controls and procedures were not effective as of September 30, 2021, and constituted a material weakness.

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

Changes in Internal Control over Financial Reporting

Other than as note above, there was no change in our internal control over financial reporting that occurred during the six months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of August 4, 2021, by and among GCAC, Merger Sub and Cepton.(1)
10.1	Form of Stockholder Support Agreement by and among GCAC, Cepton and the stockholders of Cepton party thereto (1).
10.2	Form of Amended and Restated Registration Rights Agreement, by and among GCAC, the Initial Holders and the Cepton stockholders party thereto.(1)
10.3	Form of Confidentiality and Lock-Up Agreement, by and between GCAC and the stockholder of Cepton party thereto (1)
10.4	Form of Expenses and Lock-Up Agreement, by and between GCAC and the Cepton stockholders party thereto.(1)
10.5	Form of GCAC Stockholder Support Agreements by and between Cepton and GCAC stockholders.(1)
10.6	Form of Subscription Agreement.(1)
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

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROWTH CAPITAL ACQUISTION CORP.

Date:	November 23, 2021		/s/ Prokopios (Akis) Tsirigakis
		Name:	Prokopios (Akis) Tsirigakis
		Title:	Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 23, 2021		/s/ George Syllantavos
		Name:	George Syllantavos
		Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)