Form 10-K/A
period 2021-03-31
Growth Capital Acquisition Corp.
filed 2021-12-14
CIK 1498233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The registrant’s securities were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on the NASDAQ Capital Market on February 2, 2021.

As of March 31, 2021, there were 17,250,000 shares of Class A common stock subject to redemption, par value $0.0001 per share, and 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

Growth Capital Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the year ended March 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on July 19, 2021, or the “Original Filing,” to restate our financial statements as of and for the year ended March 31, 2021 included in the Original Filing (the “Original Financial Statements”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock.

As a result, on November 22, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included in this Amendment. In addition, the Management Discussion & Analysis, Risk Factors, Item 9A and Item 8 have been updated to detail further disclosure of the effects and actions taken by the Company’s management and board of directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and, accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein have the meanings ascribed to such terms in the Original Filing.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after July 19, 2021, the date of the filing with the SEC of the Original Filing, except to the extent they are otherwise required to be included and discussed herein, and does not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings with the SEC after the date hereof.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, as trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to The Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“HB Strategies” are to HB Strategies LLC, a Delaware limited liability company and an affiliate of Hudson Bay;

●	“Hudson Bay” are to Hudson Bay Capital Management LP;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 2, 2021;

●	“initial stockholders” are to our sponsor, Nautilus, HB Strategies, and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

“Maxim” are to Maxim Group LLC, the representative of the underwriters in our initial public offering;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Nautilus” are to Nautilus Carriers LLC, a Delaware limited liability company, an affiliate of Prokopios Tsirigakis and George Syllantavos, the Company’s current co-Chief Executive Officers as of the date of this Report;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants initially issued to our initial stockholders in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 filed with the SEC August 18, 2020, as amended (SEC File No. 333-248087);

●	“Report” are to this Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Growth Capital Sponsor LLC, a New York limited liability company, an affiliate of Maxim Group LLC ;

●	“trust account” are to the trust account maintained at J.P. Morgan Chase Bank, N.A., with Continental acting as trustee, in which an amount of $172,500,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering.

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “Company” or “our Company” are to Growth Capital Acquisition Corp.

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

We seek to capitalize on the significant experience of our sponsor and its affiliates as well as our management team to consummate an initial business combination with the goal of pursuing attractive returns for our stockholders.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

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

Item 1A.  Risk Factors.

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management; and

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote with common stockholders on matters related to our pre-initial business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who collectively beneficially own 20% of our common stock upon the closing of our initial public offering, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

We identified a material weakness in our internal control over financial reporting related to the accounting and reporting for complex financial instruments, due to our reconsideration of the accounting treatment for our warrants and the classification of redeemable shares subject to redemption in connection with the SEC Staff Statement.

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

As described in Item 9A. in this Annual Report, we identified material weaknesses in our internal control over financial reporting related to the accounting classification of our warrants and the classification of redeemable shares subject to redemption. On April 12, 2021, following the closing of our initial public offering, the staff of the Securities and Exchange Commission (“SEC”) issued “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (“SEC Staff Statement”) advising that, in the view of the SEC staff, warrants issued pursuant to warrant agreements comparable to the warrant agreement entered into by the Company should be accounted for as liabilities rather than as equity. In addition, the SEC issued comment letters to multiple SPACs that addressed certain accounting and reporting considerations related to redeemable equity instruments of a kind similar to those issued by the Company (the “SEC Comment Letters”). Based on ASC 480-10-S99, redemption provisions not solely within the control of the Company require the Public Shares of the Company’s Class A common stock subject to redemption to be classified outside of permanent equity. We have, following the date of the SEC Staff Statement, undertaken measures to review our warrants and to properly account for the warrants as liabilities. We also classified those Public Shares as temporary equity regardless of the charter’s requirement and that management concluded that all Public Shares should be reported as temporary equity on the Company’s balance sheet.

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

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Net Income Per Share

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 13,800,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the twelve months ended March 31, 2021. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s reclassification of the Company’s Public Warrants and Private Placement Warrants and shares subject to redemption described below, our disclosure controls and procedures were not effective as March 31, 2021, due to material weaknesses identified by management subsequent to the April 12, 2021 statement by the Staff of the SEC relating to the accounting for our warrants as liabilities and guidance from the SEC pursuant to which our redeemable shares must be classified outside of permanent equity.

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

Previously, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity above $5 million on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Thus, the SPAC can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its Public Shares required to keep its stockholders’ equity above $5 million as “shares not subject to redemption.” However, in light of the SEC Comment Letters, management re-evaluated the Company’s accounting classification of Public Shares. Upon re-evaluation, management determined that the Public Shares include redemption rights that are contingent upon the consummation of a business combination, as a business combination is an event outside the sole control of the Company, and thus the Company is required to classify those Public Shares as temporary equity regardless of the provisions of the Company’s certificate of incorporation. As such, management concluded that all Public Shares should be reported as temporary equity on the Company’s balance sheet.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

Harry Braunstein serves as a director of the Company. Mr. Braunstein has been practicing law for over 45 years with a focus on corporate and commercial real estate transactions. He has been serving as the managing partner of Braunstein Turkish LLP since 2010, which specializes in mergers and acquisitions, joint ventures, private placements, transactional real estate, commercial lending, and franchise law. Prior to founding Braunstein Turkish LLP, Mr. Braunstein practiced with the Wall Street law firm Herzfeld & Rubin, P.C. for over twenty years, ultimately becoming head of the real estate group before establishing his own firm. Mr. Braunstein was a substantial stockholder and the Chairman of the Board of, Gotham Bank of New York, a commercial bank and member of the Federal Reserve. Gotham Bank was sold to Provident Bank, a subsidiary of Provident New York Bancorp (NYSE: PBNY) in August of 2012 and in April of 2013 Provident Bank acquired Sterling National Bank. (NYSE: STL). Following the sale, he became a member of the New York advisory board of Sterling. Mr. Braunstein was admitted to the New York and Federal bar and holds a BA in Political Science from Queens College and a Juris Doctor degree from Brooklyn Law School.

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

GROWTH CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Growth Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Growth Capital Acquisition Corp. (the “Company”) as of March 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2021 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of March 31, 2021 and for the year then ended have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY
July 16, 2021 except for the effects of the restatement discussed in Notes 2, 3 and 9, as to which the date is December 13, 2021

GROWTH CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	March 31,
	2021 (As restated)	2020
Assets:
Cash	$749,737	$2,043
Prepaid expenses	114,937	20,000
Total current assets	864,674	22,043
Investments held in Trust Account	172,505,514	—

Total assets	$173,370,188	$22,043

Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit):

Accounts payable and accrued expenses	$73,756	$20,000
Total current liabilities	73,756	20,000

Warrant liability	7,141,500	—

Total liabilities	7,215,256	20,000

Commitments Contingencies
Class A common stock subject to possible redemption ; 17,250,000 shares and 0 shares at March 31, 2021 and 2020, respectively (at redemption value of $10.00 per share)	172,500,000	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, zero outstanding, except 17,250,000 redeemable shares	—	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized,4,312,500 shares issued and outstanding at March 31, 2021 and 2020	431	431
Additional paid-in capital	—	148,269
Accumulated deficit	(6,345,499)	(146,657)

Total stockholders’ equity (deficit)	(6,345,068)	2,043

Total liabilities, redeemable common stocks and stockholders’ equity (deficit)	$173,370,188	$22,043

The accompanying notes are an integral part of the financial statements.

GROWTH CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2021 (As restated)	2020
General and administrative expenses	$93,265	$9,683
Loss from operations	(93,265)	(9,683)
Other Income:
Warrant transaction costs	(292,875)	—
Excess value of UW warrants	(1,293,750)	—
Unrealized gain on FV changes of warrants	9,936,000	—
Provision for income taxes	—	32
Interest income and realized gain from sale of treasury securities	5,514	—
Net income (loss)	$8,261,624	$(9,715)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	2,741,096	—

Basic and diluted net income per share, Class A common stock subject to possible redemption	$1.17	$(0.00)

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	3,750,000

Basic and diluted net income per share, Class B common stock	$1.17	$(0.00)

The accompanying notes are an integral part of the financial statements.

GROWTH CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of April 1, 2019 (inception)	—	$—	4,312,500	$431	$139,269	$(136,942)	$2,758
Contribution from stockholder	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	(9,715)	(9,715)
Balance as of March 31, 2020	—	$—	4,312,500	$431	$148,269	$(146,657)	$2,043

Sale of 17,250,000 Units on February 2, 2021, net of warrant liability	17,250,000	1,725	—	—	—	—	1,725
Contribution from stockholder	—	—	—	—	4,086	—	4,086
Net income	—	—	—	—	—	8,261,624	8,261,624
Accretion of Class A common stocks subject to possible redemption	—	—	—	—	(152,355)	(14,460,466)	(14,612,821)
Class A common stock subject to possible redemption	(17,250,000)	(1,725)	—	—	—	—	(1,725)
Balance as of March 31, 2021, as restated	—	$—	4,312,500	$431	$—	$(6,345,499)	$(6,345,068)

The accompanying notes are an integral part of the financial statements.

GROWTH CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$8,261,624	$(9,715)
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain and interest earned on investment held in Trust Account	(5,514)	—
Warrant transaction costs	292,875	—
Excess value of UW warrants	1,293,750	—
Unrealized gain on Fair Value changes of warrants	(9,936,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(114,937)	—
Accounts payable and accrued expenses	53,756	—
Net cash used in operating activities	(154,446)	(9,715)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting fees	169,050,000	—
Borrowings from promissory note	135,325	—
Repayment of promissory note	(135,325)	—
Proceeds from private placement	5,175,000	—
Contribution from stockholder	4,086	9,000
Payments of offering costs	(826,946)	—
Net cash provided by financing activities	173,402,140	9,000

Net Change in Cash	747,694	(715)
Cash – Beginning	2,043	2,758
Cash – Ending	$749,737	$2,043

Supplemental cash flow information
Cash paid for income taxes	$—	$32

Supplemental Disclosure of Non-cash Financing Activities:
Value of Class A common stock subject to possible redemption at February 2, 2021, as restated	$157,887,179	$—
Change in value of Class A common stock subject to possible redemption, as restated	$14,612,821	$—
Initial classification of warrant liability	$17,077,500	$—
Deferred offering costs included in accrued offering costs	$—	$20,000

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company's condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company's Initial Public Offering (February 2, 2021), the Company had improperly valued and reported its common stock subject to possible redemption. As such, management determined it should restate its previously reported financial statements. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the year ended March 31, 2021, the Company reevaluated the classification of the common stock and determined that the common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and common stock.

In connection with the change in presentation for the common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to common stock subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Reported	Restatement	As Restated
Balance Sheet
as of March 31, 2021

Common Stock subject to possible redemption ($)	$161,154,930	$11,345,070	$172,500,000

Common stock Class A, $0.0001 par value	$113	$(113)	$—
Common stock Class B, $0.0001 par value	$431	$—	$431
Additional Paid in Capital	$(3,115,509)	$3,115,509	$—
Retained earnings	$8,114,967	$(14,460,466)	$(6,345,499)
Total stockholders' equity/(deficit)	$5,000,002	$(11,345,070)	$(6,345,068)

Number of shares subject to redemption	16,115,493	1,134,507	17,250,000

Statement of Operations for the year ended March 31, 2021
Basic and diluted weighted average shares, redeemable shares	2,404,988	336,108	2,741,096
Basic and diluted net income per share, redeemable shares	$—	$1.17	$1.17
Basic and diluted weighted average shares, non-redeemable shares	4,648,608	(336,108)	4,312,500
Basic and diluted net income per share, non-redeemable shares	$1.78	$(0.61)	$1.17

Statement Of Changes In Stockholders’ Equity (Deficit) for the year ended March 31, 2021
Accretion of Class A common stocks subject to possible redemption	$—	$(14,612,821)	$(14,612,821)
Class A common stock subject to possible redemption	$(161,154,930)	$161,143,205	$(1,725)
Total stockholders' equity/(deficit)	$5,000,002	$(11,345,070)	$(6,345,068)

Statement of Cash Flows for the year ended March 31, 2021
Value of Class A common stock subject to possible redemption at February 2, 2021	$151,176,360	$6,710,819	$157,887,179
Change in value of Class A common stock subject to possible redemption,	9,978,570	$4,634,251	$14,612,821

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement of the Company is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Common Stock Subject to Possible Redemption (Restated, see Note 2)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At March 31, 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds from IPO	$172,500,000
Less:
Proceeds allocated to Public Warrants	(10,608,750)
Class A common stock issuance costs	(4,004,071)
Plus:
Accretion of carrying value to redemption value	14,612,821

Contingently redeemable Class A common stock	$172,500,000

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

Net Income (Loss) per Common Stock (Restated, see Note 2)

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 13,800,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the twelve months ended March 31, 2021. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the twelve months ended March 31, 2021		For the twelve months ended March 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,222,033	$5,039,591	$-	$(9,715)

Denominator:
Weighted-average shares outstanding	2,741,096	4,312,500	-	4,312,500

Basic and diluted net income (loss) per share	$1.17	$1.17	$(0.00)	$(0.00)

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

The Private Placement Warrants are identical to the Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

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

Class A common stock (Restated, see Note 2) — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and 2020, there were no shares of Class A common stock issued or outstanding, excluding 17,250,000 and 0 shares subject to possible redemption.

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

*         Filed herewith.

**       Furnished herewith

(1)       Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2021.

(2)       Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on August 18, 2020 (SEC File No. 333-248087).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 13, 2021	Growth Capital Acquisition Corp.

	By:	/s/ Prokopios Tsirigakis
	Name:	Prokopios Tsirigakis
	Title:	President, Chairman, Co-Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Prokopios Tsirigakis	President, Chairman, Co-Chief Executive Officer (Principal Executive Officer)	December 13, 2021

/s/ George Syllantavos	Co-Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2021