Form 10-Q
period 2021-12-31
Cepton, Inc.
filed 2022-02-23
CIK 1498233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Cepton, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39959	27-2447291
(State or other jurisdiction of	(Commission File	(I.R.S. Employer Identification
incorporation or organization)	Number)	Number)

399 West Trimble Road San Jose, California	95131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 408-459-7579

Growth Capital Acquisition Corp.
300 Park Avenue, 16th Floor
New York, New York 10022

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	CPTN	The Nasdaq Capital Market
Redeemable warrants, exercisable for common stock at an exercise price of $11.50 per share, subject to adjustment	CPTNW	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 10, 2022, 154,048,001 shares of common stock, par value $0.00001, of the registrant were issued and outstanding.

Cepton, Inc.

(f/k/a Growth Capital Acquisition Corp.)

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Cepton, Inc.

(f/k/a Growth Capital Acquisition Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(Unaudited)
Assets:
Cash	$108,396	$749,737
Prepaid expenses	10,964	114,937
Total current assets	119,360	864,674
Investments held in Trust Account	172,520,445	172,505,514

Total assets	$172,639,805	$173,370,188

Liabilities, Common Stock subject to Possible Redemption and Stockholders’ Deficit:
Accounts payable and accrued expenses	$1,372,463	$73,756
Franchise tax payable	200,000	—
Total current liabilities	1,572,463	73,756

Warrant liability	12,471,750	7,141,500

Total liabilities	14,044,213	7,215,256

Commitments and Contingencies (See Note 7)
Class A common stock subject to possible redemption; 17,250,000 shares at December 31, 2021 and March 31, 2021, respectively (at redemption value of $10.00 per share)	172,500,000	172,500,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares (excluding 17,250,000 shares subject to possible redemption) issued and outstanding at December 31, 2021 and March 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 4,312,500 shares issued and outstanding at December 31, 2021 and March 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(13,904,839)	(6,345,499)

Total stockholders’ deficit	(13,904,408)	(6,345,068)

Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$172,639,805	$173,370,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cepton, Inc.

(f/k/a Growth Capital Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
General and administrative expenses	$1,161,675	$114	$2,245,231	$114
Loss from operations	(1,161,675)	(114)	(2,245,231)	(114)
Other income (loss):
Unrealized gain (loss) on FV changes of warrants	1,518,000	—	(5,330,250)	—
Interest income	4,384	—	16,141	—
Net income (loss)	$360,709	$(114)	$(7,559,340)	$(114)

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	—	17,250,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.02	$—	$(0.35)	$—

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500	4,312,500	4,312,500

Basic and diluted net income (loss) per share, Class B common stock	$0.02	$—	$(0.35)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cepton, Inc.

(f/k/a Growth Capital Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2020	—	$—	4,312,500	$431	$148,269	$(146,657)	$2,043
Net loss	—	—	—	—	—	—	—
Balance, June 30, 2020 (Unaudited)	—	$—	4,312,500	$431	$148,269	$(146,657)	$2,043
Net loss	—	—	—	—	—	—	—
Sale of common stock					4,086		4,086
Balance, September 30, 2020 (Unaudited)	—	$—	4,312,500	$431	$152,355	$(146,657)	$6,129
Net loss	—	—	—	—	—	(114)	(114)
Balance, December 31, 2020 (Unaudited)	—	$—	4,312,500	$431	$152,355	$(146,771)	$6,015

Balance, March 31, 2021	—	$—	4,312,500	$431	$—	$(6,345,499)	$(6,345,068)
Net loss	—	—	—	—	—	(1,525,461)	(1,525,461)
Balance, June 30, 2021 (Unaudited)	—	$—	4,312,500	$431	$—	$(7,870,960)	$(7,870,529)
Net loss	—	—	—	—	—	(6,394,588)	(6,394,588)
Balance, September 30, 2021 (Unaudited)	—	$—	4,312,500	$431	$—	$(14,265,548)	$(14,265,117)
Net income	—	—	—	—	—	360,709	360,709
Balance, December 31, 2021 (Unaudited)	—	$—	4,312,500	$431	$—	$(13,904,839)	$(13,904,408)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cepton, Inc.

(f/k/a Growth Capital Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(7,559,340)	$(114)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain and interest earned on investment held in Trust Account	(14,931)	—
Unrealized gain on Fair Value changes of warrants	5,330,250	—
Changes in operating assets and liabilities:
Prepaid expenses	103,973	—
Franchise tax payable	200,000	—
Accounts payable and accrued expenses	1,298,707
Net cash used in operating activities	(641,341)	—

Cash Flows from Financing Activities:
Proceeds from notes payable – related parties	—	135,325
Payment of offering costs	—	(55,425)
Proceeds from sale of common stock	—	4,086
Net cash provided by financing activities	—	83,986

Net Change in Cash	(641,341)	83,872
Cash – Beginning	749,737	2,043
Cash – Ending	$108,396	$85,915

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$12,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cepton, Inc.

(f/k/a Growth Capital Acquisition Corp.)

Notes to the Condensed Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

On February 10, 2022 (the “Closing Date”), Cepton, Inc., a Delaware corporation (the “Company”) (f/k/a Growth Capital Acquisition Corp. (“GCAC”)), consummated the previously announced merger (the “Closing”) pursuant to that certain Business Combination Agreement, dated August 4, 2021, and as amended by the Amendment to the Business Combination Agreement, dated January 21, 2022 (as so amended, the “Business Combination Agreement”), by and among GCAC, GCAC Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of GCAC (“Merger Sub”), and Cepton Technologies, Inc., a Delaware corporation (“Legacy Cepton”).

The Company, formerly a blank check company, was incorporated under the laws of the State of Delaware on January 4, 2010 under the name PinstripesNYS, Inc., and changed its name to Growth Capital Acquisition Corp. on February 14, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Business Prior to Business Combination

As of December 31, 2021, the Company had not commenced any operations. All activity from January 4, 2010 (inception) through December 31, 2021 relates to the Company’s formation, its prior unconsummated initial public offering, and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liability as other income (expense).

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

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 5,175,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) in a private placement to the Company’s sponsor, Growth Capital Sponsor LLC (the “Sponsor”), Nautilus Carriers LLC (“Nautilus”), an affiliate of our Co-Chief Executive Officers, and HB Strategies LLC (“HB Strategies”), an affiliate of Hudson Bay Capital Management LP (“Hudson Bay”) generating gross proceeds of $5,175,000, which is described in Note 4.

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

On August 4, 2021, the Company, (“GCAC”), and GCAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of GCAC (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement”) with Cepton Technologies, Inc., a Delaware Corporation (“Cepton”). Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Business Combination Agreement (the “Transactions”), Merger Sub will merge with and into Cepton (the “Merger”) with Cepton continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of GCAC.

On February 10, 2022 GCAC consummated the previously announced merger pursuant to that certain Business Combination Agreement, dated August 4, 2021, and as amended by the Amendment to the Business Combination Agreement, dated January 21, 2022 (as so amended, the “Business Combination Agreement”), by and among GCAC, GCAC Merger Sub Inc. and Cepton Technologies, Inc.

The Company, after signing a definitive agreement for an initial Business Combination, provided its public stockholders’ with the opportunity to redeem all or a portion of their shares upon the completion of the initial Business Combination An aggregate of 15,589,540 shares of the Company’s Class A common stock were presented for redemption in connection with a special meeting held on February 9, 2022, in exchange for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $155.9 million (or approximately $10.00 per share) will be released from the Trust Account to pay such holders.

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

Purchase Agreement of Growth Capital Acquisition Corp. Common Stock

On November 24, 2021, GCAC and Cepton entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from GCAC up to $100,000,000 of GCAC common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period. In connection with the Purchase Agreement, GCAC and Cepton also entered into a registration rights agreement with Lincoln Park (the “Lincoln Park Registration Rights Agreement”) whereby GCAC has agreed to file with the U.S. Securities and Exchange Commission (the “SEC”) within thirty (30) days following the consummation of the Merger, a new registration statement covering the shares of GCAC common stock that may be issued to Lincoln Park under the Purchase Agreement.

After (i) the consummation of the Merger and (ii) upon the satisfaction of certain other conditions set forth in the Purchase Agreement (the “Commencement Date”), GCAC has the right, but not the obligation, from time to time to direct Lincoln Park to purchase shares of GCAC common stock having a value of up to $500,000 on any business day (the “Purchase Date”), which may be increased to up to $1,000,000 depending on certain conditions as set forth in the Purchase Agreement (and subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement) (each, a “Regular Purchase”). The purchase price per share for a Regular Purchase will be the lower of: (i) the lowest trading price for shares of GCAC common stock on the applicable Purchase Date and (ii) the average of the three lowest closing sale prices for GCAC common stock during the ten consecutive business days ending on the business day immediately preceding such Purchase Date. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, forward or reverse stock split, or other similar transaction occurring during the business days used to compute such price.

From and after the Commencement Date, GCAC has the right, but not the obligation, to direct Lincoln Park on each Purchase Date to make “accelerated purchases” on the following business day (the “Accelerated Purchase Date”) up to the lesser of (i) 300% of the number of shares purchased pursuant to a Regular Purchase or (ii) 30% of the trading volume on Accelerated Purchase Date (during a time period specified in the Purchase Agreement) at a purchase price equal to the lesser of 95% of (x) the closing sale price of GCAC’s common stock on the Accelerated Purchase Date and (y) of the volume weighted average price of GCAC’s common stock on the Accelerated Purchase Date (during a time period specified in the Purchase Agreement) (each, an “Accelerated Purchase”). GCAC shall have the right in its sole discretion to set a minimum price threshold for each Accelerated Purchase in the notice provided with respect to such Accelerated Purchase and GCAC may direct multiple Accelerated Purchases in a day provided that delivery of shares has been completed with respect to any prior Regular and Accelerated Purchases that Lincoln Park has purchased.

In consideration for entering into the Purchase Agreement, GCAC issued to Lincoln Park 50,000 shares of GCAC common stock as a commitment fee on the date of the closing of the Merger. GCAC is also obligated to issue up to an additional 150,000 shares of GCAC common stock as a commitment fee 180 days after the date of the closing of the Merger (such shares, collectively, the “Commitment Shares”).

The Purchase Agreement may be terminated by GCAC at any time after the Commencement Date, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement.

Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by GCAC from time to time, including (among others) market conditions, the trading price of GCAC common stock and determinations by GCAC as to available and appropriate sources of funding for GCAC and its operations. The Purchase Agreement prohibits GCAC from issuing or selling and Lincoln Park from acquiring any shares of GCAC common stock if those shares of GCAC common stock, when aggregated with all other shares of GCAC common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park having beneficial ownership of more than 9.99% of the then issued and outstanding shares of GCAC common stock.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification provisions by, among and for the benefit of the parties. Lincoln Park has agreed that neither it nor any of its agent, representatives or affiliates will enter into or effect, directly or indirectly a short selling or hedging, which establishes a net short position with respect to the GCAC common stock. There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on GCAC’s ability to enter into a similar type of agreement or Equity Line of Credit during the Term, excluding an At-The-Market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

The issuance of the shares pursuant to the Purchase Agreement is expected to be undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2).

Conversion of Securities and Merger Considerations

Immediately prior to the effective time of the Merger (the “Effective Time”), Cepton caused each share of Cepton Class F Stock and each share of Cepton preferred stock to be automatically converted into a number of shares of Cepton common stock, at the then-effective conversion rate as calculated pursuant to Cepton’s Amended and Restated Certificate of Incorporation. All of the Cepton Class F Stock and the Cepton preferred stock converted into common stock of Cepton is no longer outstanding and cease to exist, and each holder of Cepton preferred stock thereafter cease to have any rights with respect to such securities.

At the Effective Time, by virtue of the Merger and without any action on the part of GCAC, Merger Sub, Cepton or the holders of any of the following securities:

(a) Each share of Cepton common stock (other than the Dissenting Shares and the Cancelled Shares (as such terms are defined in the Business Combination Agreement)) converted into (i) the contingent right to receive Earnout Shares (as defined below) (which may be zero) and (ii) a certain number of shares of GCAC Class A common stock equal to (x) $1,500,000,000 divided by the total number of Cepton capital stock (on an “as-converted” to Cepton common stock basis) on a fully diluted basis as of the date of Closing (but excluding company options that are not vested), divided by (y) 10 (the “Merger Consideration”).

(b) each option to purchase shares of Cepton common stock, whether or not exercisable and whether or not vested, that is outstanding immediately prior to the Effective Time was assumed by GCAC and converted into an option to purchase shares of GCAC Class A common stock (each, a “Converted Option”). Each Converted Option will have and be subject to the same terms and conditions (including vesting, expiration and exercisability terms) as were applicable to the Cepton option from which it was converted immediately before the Effective Time, except that (x) each Converted Option will be exercisable for that number of shares of GCAC Class A common stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Cepton common stock subject to the Cepton option immediately before the Effective Time and (2) the Merger Consideration and (y) the per share exercise price for each share of GCAC Class A common stock issuable upon exercise of the Converted Option will be equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (1) the exercise price per share of Cepton common stock of such Cepton option immediately before the Effective Time by (2) the Merger Consideration.

Earnout Merger Consideration

In addition to the Merger Consideration set forth above, additional contingent shares (“Earnout Shares”) are payable to each holder of Cepton common stock and/or Cepton options receiving consideration in the Merger, in the amounts set forth below:

(a) If the closing share price of GCAC Class A common stock equals or exceeds $15.00 per share for any 20 trading days within any consecutive 30-trading day period that occurs after the Closing Date and on or prior to the three-year anniversary of the Closing Date, then, GCAC will issue to each holder of Cepton common stock that is entitled to Earnout Shares a number of shares of GCAC Class A common Stock equal to such holder’s pro rata portion of 7,000,000 shares.

(b) If the closing share price of GCAC Class A common stock equals or exceeds $17.50 per share for any 20 trading days within any consecutive 30-trading day period that occurs after the Closing Date and on or prior to the three (3)-year anniversary of the Closing Date, GCAC will issue to each holder of Cepton common stock that is entitled to Earnout Shares, a number of shares of GCAC Class A common stock equal to such holder’s Earnout Pro Rata Portion of 6,000,000 shares.

In the event that after the Closing and prior the three-year anniversary of the Closing Date, (i) there is a Change of Control (as defined in the Business Combination Agreement) (or a definitive agreement providing for a Change of Control has been entered into prior to the three-year anniversary of the Closing Date and such Change of Control is ultimately consummated, even if such consummation occurs after the three -year anniversary of the Closing Date), (ii) any liquidation, dissolution or winding up of GCAC (whether voluntary of involuntary) is initiated, (iii) any bankruptcy, reorganization, debt arrangement or similar proceeding under any bankruptcy, insolvency or similar law, or any dissolution or liquidation proceeding, is instituted by or against GCAC, or a receiver is appointed for GCAC or a substantial part of its assets or properties or (iv) GCAC makes an assignment for the benefit of creditors, or petitions or applies to any governmental authority for, or consents or acquiesces to, the appointment of a custodian, receiver or trustee for all or substantially all of its assets or properties (any of (i) to (iv), an “Acceleration Event”), then any Earnout Shares that have not been previously issued by GCAC (whether or not previously earned) shall be deemed earned and issued by GCAC to the holders of Cepton common stock, unless, in the case of an Acceleration Event that is a Change of Control, the value of the consideration to be received by the holders of the GCAC Class A common stock in such Change of Control transaction is less than the stock price threshold applicable to the relevant Earnout Shares.

Cepton Loan and Security Agreement

On January 4, 2022 (the “Effective Date”), Cepton entered into a Loan and Security Agreement (the “Loan Agreement”) with Trinity Capital Inc., a Maryland corporation (the “Lender”), pursuant to which the Lender has agreed to make up to three (3) advances (each, an “Advance,” and collectively, the “Advances”) to Cepton in an aggregate original principal amount not to exceed $25,000,000. An initial advance to Cepton in an original principal amount of $10,000,000 (the “Initial Advance”) was funded on the Effective Date. Up to two additional advances of $7,500,000 each, or one additional advance of $15,000,000, will be made available at Cepton’s request at any time prior to July 1, 2022, subject to certain standard conditions precedent as set forth in the Loan Agreement.

The principal amount outstanding under each Advance shall accrue interest from the date of the Advance at a floating per annum rate equal to the greater of (i) ten and three-fourths percent (10.75%) or (ii) the rate of interest per annum from time to time published in the money rates section of The Wall Street Journal as the “prime rate” then in effect, which if less than three and one-quarter percent (3.25%) shall be deemed to be three and one-quarter percent (3.25%), plus seven percent (7.0%).

Interest shall be payable monthly starting with the first business day of the month following the funding of the Advance, which was February 1, 2022 in the case of the Initial Advance. The principal amount of each Advance is to be repaid in consecutive equal monthly installments starting the 26th month after funding of such Advance, which is April 1, 2024 in the case of the Initial Advance. All outstanding amounts under the Advances must be repaid on February 2, 2026 (such date, the “Maturity Date”). On the Maturity Date, Cepton is also obligated to pay a final payment fee equal to two and one-half percent (2.5%) of the original principal amount of the applicable Advances actually advanced by Lender. Cepton may prepay the Advances at any time, provided that if such prepayment occurs: (i) prior to the first anniversary of the funding of the Initial Advance, Cepton must pay a prepayment premium equal to one and one-half percent (1.5%) of the principal amount being prepaid; (ii) on or after the first anniversary of the Initial Advance and until the third anniversary of the Initial Advance, Cepton must pay a prepayment premium equal to one percent (1.0%) of the principal amount being prepaid; and (iii) on or after the third anniversary of the Initial Advance and at any time prior to the Maturity Date, Cepton must pay a prepayment premium equal to one-half of one percent (0.5%) of the principal amount being prepaid.

Outstanding borrowings under the Loan Agreement are secured by a first priority lien on substantially all of the personal property assets of Cepton, other than Cepton’s intellectual property. In conjunction with the security interest granted under the Loan Agreement, Cepton’s obligations are further secured pursuant to the terms of a Pledge Agreement, dated as of the Effective Date (the “Pledge Agreement”).

The Loan Agreement requires Cepton to make representations and warranties and comply with covenants that are customary in loan agreements of this type. Subject to certain exceptions, the Loan Agreement contains covenants which restrict, among other things, the payment of dividends, corporate changes, repurchase of stock, incurrence of indebtedness, payment or modification of indebtedness, permitting encumbrances, investments, dispositions and acquisitions. There are no financial covenants. Borrower has also granted Lender certain information rights, including the right to attend periodic meetings with Cepton’s senior management.

If an event of default occurs, Lender is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. The Loan Agreement contains customary events of default, including, among other events, non-payment of principal or interest, violations of covenants, attachment of the Borrower’s funds or seizure of Borrower’s assets, insolvency, cross defaults to other material debt, material agreements and material judgments, as well as the failure to give notice of the departure of Cepton’s chief executive officer, chief technology officer, and chief financial officer.

The Loan Agreement also contains other customary provisions, such as provisions relating to commitment fees, expense reimbursement and confidentiality. Lender has indemnification rights and the right to assign the Loan Agreement without Borrower’s consent.

In connection with the Loan Agreement, Cepton and Lender also entered into a Participation Rights Agreement (the “Participation Rights Agreement”), which grants to the Lender a right (but not an obligation) to participate in certain of Cepton’s future equity financings up to a total $1,000,000, at the same per share purchase price and on the same terms as other investors in such equity financings. Lender’s rights terminate upon the earliest to occur of (A) immediately prior to a Change of Control (as such term is defined in the Loan Agreement), (B) immediately prior to Cepton’s listing on the NYSE or NASDAQ or (C) immediately after the termination of the Loan Agreement.

In connection with the Loan Agreement, Cepton also issued to Lender a warrant (the “Cepton Warrant”), dated January 4, 2022, to purchase up to 96,998 shares of Cepton’s common stock, at an exercise price of $16.89 per share, payable in cash or on a cashless basis according to the formula set forth in the Cepton Warrant. The exercise price of the Cepton Warrant and the number of shares issuable upon exercise of the Cepton Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Cepton Warrant is exercisable until the earlier of (1) the date that is ten (10) years after the date of issuance; (2) an Acquisition (as such term is defined in the Cepton Warrant), in which event treatment of the Cepton Warrant is further set forth in the Cepton Warrant; (3) a SPAC Transaction (as such term is defined in the Loan Agreement), in which event the Cepton Warrant will be deemed to be exercised automatically on a net issuance basis if not exercised prior to the consummation of such SPAC Transaction. The consummation of the Business Combination Agreement with the Company resulted in the automatic net exercise of the Cepton Warrant.

Liquidity and Capital Resources

At December 31, 2021, the Company had cash outside the Trust Account of $108,396 and a working capital deficiency of $1,453,103. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock.

On February 2, 2021, the Company consummated its IPO (see Note 3) and Private Placement (See Note 4) and the underwriters fully exercised their Over-Allotment Option. Of the net proceeds from the IPO, exercise of the over-allotment option, and associated Private Placements, $172,500,000 of cash was placed in the Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination (see Note 8). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management addressed this issue with the consummation of the Business Combination Agreement on February 10, 2022, and with new sources of financing.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Business Combination Agreement will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or, results of its operations, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual report on Form 10-K/A, as filed with the SEC on December 14, 2021. The interim results for the nine months ended December 31, 2021 are not necessarily indicative of the results to be expected for the year ending March 31, 2022 or for any future periods.

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

This may make comparison of the Company’s condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, and which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and March 31, 2021.

Investment Held in Trust Account

As of December 31, 2021, investment in the Company’s Trust Account consisted of $919 in cash and $172,519,526 in Money Market mutual funds. Money Market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

As of March 31, 2021, investment in the Company’s Trust Account consisted of $919 in cash, $86,253,272 in U.S. Treasury Bills and $86,251,323 in Money Market mutual funds. All of the U.S. Treasury Bills matured on May 6, 2021. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on March 31, 2021 are as follows:

	Carrying Value/Amortized Cost	Amortization of Bond Discount	Gross Unrealized Gain	Fair Value as of March 31, 2021
U.S. Money Market Mutual Funds	$86,251,323	$-	$-	$86,251,323
U.S. Treasury Bills	86,253,272	4,167	1,898	86,255,170
	$172,504,595	$4,167	$1,898	$172,506,493

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

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting period. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations. As of December 31, 2021 and March 31, 2021, there were 13,800,000 warrants outstanding.

Net Loss Per Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 17,250,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the period from March 31, 2020 (inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the nine months ended December 31, 2021		For the nine months ended December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(6,007,472)	$(1,501,868)	$—	$(114)

Denominator:
Weighted-average shares outstanding	17,250,000	4,312,500	—	4,312,500

Basic and diluted net loss per share	$(0.35)	$(0.35)	$—	$(0.00)

	For the three months ended December 31, 2021		For the three months ended December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$288,567	$72,142	$—	$(114)

Denominator:
Weighted-average shares outstanding	17,250,000	4,312,500	—	4,312,500

Basic and diluted net loss per share	$0.02	$0.02	$—	$(0.00)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from December 31, 2021 and March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Standards

August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. There was no material impact to the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — PUBLIC OFFERING

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

All of the 17,250,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Class A common stocks are accounted for in accordance to codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either remeasure changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

NOTE 4 — PRIVATE PLACEMENT

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

Administrative Fees

Commencing on January 29, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $5,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $51,750 and $17,250 in expenses in connection with such services for the nine and three months ended December 31, 2021, respectively, as reflected in the accompanying condensed statement of operations.

Notes Payable — Related Party

The Company issued promissory notes to certain initial stockholders of the Company, which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of the IPO. All amounts due under the promissory notes were payable on the earlier of: (i) June 30, 2021 or (ii) the date on which the Company consummated its IPO. The promissory notes were repaid from the proceeds of the IPO. As of December 31, 2021 and March 31, 2021, there were no amounts outstanding under the promissory notes.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor and certain other initial stockholders of the Company may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2021 and March 31, 2021 there were no amounts outstanding due to related parties.

NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS

At December 31, 2021, the Company’s warrant liability was valued at $12,471,750. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations.

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

At December 31, 2021, substantially all of the Company’s trust assets on the condensed consolidated balance sheet consist of U. S. Money Market Mutual funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

December 31, 2021:	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account-Money Market Mutual Funds	$172,520,445	$—	$—
	$172,520,445	$—	$—
Liabilities
Warrant Liability—Public Warrants	$7,762,500	$—	$—
Warrant Liability—Private Warrants	—	—	4,709,250
	$7,762,500	$—	$4,709,250

March 31, 2021:	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account-Money Market Mutual Funds	$86,251,323	$—	$—
Cash and Investments held in Trust Account-Treasury Bills	$86,255,170	$—	$—
	$172,506,493	$—	$—
Liabilities
Warrant Liability—Public Warrants	$4,398,750	$—	$—
Warrant Liability—Private Warrants	—	—	2,742,750
	$4,398,750	$—	$2,742,750

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

The key inputs used in the Black Scholes Option Pricing Model for the Private Warrants were as follows:

Input	December 31, 2021	March 31, 2021
Risk-free interest rate	1.3%	1.2%
Expected term (years)	5.04	5.58
Expected volatility	14.0%	10.0%
Stock Price	$9.93	$9.70
Exercise price	$11.50	$11.50
Dividend yield	0.0%	0.0%

The following table sets forth a summary of the changes in the fair value of the Level 3 assets and liabilities measured at fair value for the nine and three months ended December 31, 2021:

Private
Warrants
Fair value as of March 31, 2021	$2,742,750
Change in fair value	517,500
Fair value as of June 30, 2021	$3,260,250
Change in fair value	2,018,250
Fair value as of September 30, 2021	$5,278,500
Change in fair value	(569,250)
Fair value as of December 31, 2021	$4,709,250

There were no transfers between levels for the three and nine months ended December 31, 2021.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Business Combination Marketing Agreement

The Company has engaged Maxim Group LLC, an affiliate of its Sponsor, as advisors in connection with its initial Business Combination to assist it in arranging meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its initial Business Combination and assist it with the preparation of press releases and public filings in connection with the initial Business Combination. Maxim Group LLC earned its fee for such services upon the consummation of the initial Business Combination of an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable) or $6,037,500 and was paid upon consummation of the Business Combination Agreement.

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

On February 10, 2022 the Company consummated its Business Combination Agreement with Cepton Technologies, Inc. and changed its name to Cepton, Inc.

Cepton Stockholder Support Agreements

Concurrently with the execution of the Business Combination Agreement on August 4, 2021, the Company, Merger Sub and certain Cepton stockholders (the “Supporting Cepton Stockholders”) entered into the Cepton Stockholder Support Agreements (the “Cepton Stockholder Support Agreements”). Each Cepton Stockholder Support Agreement provides, among other things, that on (or effective as of) the third business day following the date that the proxy statement/consent solicitation statement/prospectus is disseminated to Cepton’s stockholders, each Supporting Cepton Stockholder will execute and deliver a written consent with respect to the outstanding shares of Cepton common stock and Cepton preferred stock held by such Supporting Cepton Stockholder adopting the Business Combination Agreement and approving the Transactions.

Immediately prior to the effective time of the Merger (the “Effective Time”), Cepton caused each share of Cepton Class F Stock and each share of Cepton preferred stock to be automatically converted into a number of shares of Cepton common stock, at the then-effective conversion rate as calculated pursuant to Cepton’s Amended and Restated Certificate of Incorporation. All of the Cepton Class F Stock and the Cepton preferred stock converted into common stock of Cepton is no longer outstanding and cease to exist, and each holder of Cepton preferred stock thereafter cease to have any rights with respect to such securities.

Amended Registration Rights Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement on August 4, 2021, the Company’s sponsor, Growth Capital Sponsor LLC (the “Sponsor”), Nautilus Carriers LLC (“Nautilus”), HB Strategies LLC (“HB Strategies”), and certain other stockholders of the Company (collectively, the “Initial Holders”), Cepton, and certain Cepton stockholders entered into an amendment (the “Amended Registration Rights Agreement”) to those certain Registration Rights Agreements, each dated as of January 29, 2021, (“Existing Registration Rights Agreement”) by and among the Company and the Initial Holders. Pursuant to the Amended Registration Rights Agreement, the stockholder parties will be provided the right to demand registrations, piggy-back registrations and shelf registrations with respect to Registrable Securities (as defined in the Amended Registration Rights Agreement). The Amended Registration Rights Agreement supersedes the Existing Registration Rights Agreement between Company and certain of the Initial Holders.

Confidentiality and Lock-Up Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement on August 4, 2021, certain Cepton stockholders entered into a Confidentiality and Lock-up Agreement with the Company (each, a “Confidentiality and Lock-Up Agreement”). Pursuant to the Confidentiality and Lock-Up Agreements, each Cepton stockholder party thereto agreed to a 180-day lock-up of its restricted securities of the Company following Closing, subject to (i) early release upon certain corporate transactions and (ii) certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Confidentiality and Lock-Up Agreement.

Unpaid Expenses and Lock-Up Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement on August 4, 2021, the Company, Sponsor, Nautilus, HB Strategies, and Cepton entered into an Unpaid Expenses and Lock-Up Agreement (the “Unpaid Expenses and Lock-Up Agreement”), pursuant to which, among other things, Sponsor, Nautilus, and HB Strategies agreed that if the Company’s unpaid or contingent liabilities as of immediately prior to the Closing (excluding deferred underwriting and business combination marketing fees and expenses arising from the Company’s initial public offering and excluding any fees and expenses arising from the PIPE Investment) exceed $10,000,000, the Sponsor, Nautilus, and HB Strategies, each will, at their election, either forfeit immediately prior to the Closing a number of Founder Shares and Founder Warrants having an aggregate value equal to the Excess Expense Amount (as defined in the Unpaid Expenses and Lock-Up Agreement)) or (ii) pay to the Company an amount in cash equal to the Excess Expense Amount. Pursuant to the Unpaid Expenses and Lock-Up Agreement, each of the Sponsor, Nautilus, and HB Strategies are subject to certain lock-up restrictions. Upon consummation of the Business Combination Agreement on February 10, 2022, the Company’s unpaid or contingent liabilities as of immediately prior to the Closing (excluding deferred underwriting and business combination marketing fees and expenses arising from the Company’s initial public offering and excluding any fees and expenses arising from the PIPE Investment) did not exceed $10,000,000.

Stockholder Support Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement on August 4, 2021, Cepton and certain stockholders of the Company entered into Stockholder Support Agreements (the “Stockholder Support Agreements”). Pursuant the Stockholder Support Agreements, the stockholders of the Company party thereto will agree, among other things, to vote their shares of the Company’s Class B common stock in favor of the adoption an approval of the Business Combination Agreement and the Transactions. HB Strategies entered into a substantially similar Stockholder Support Agreement.

On February 9, 2022, GCAC held a special meeting of its stockholders (the “Special Meeting”), at which holders of 15,727,382 shares of common stock were present in person or by proxy, constituting a quorum for the transaction of business. As of the record date, 21,562,500 shares of common stock, including 17,250,000 shares of Class A common stock and 4,312,500 shares of Class B common stock, were outstanding and entitled to vote at the Special Meeting. The Company’s stockholders approved the adoption and approval of the Business Combination Agreement, dated as of August 4, 2021 (as amended by the Amendment to the Business Combination Agreement, dated as of January 21, 2022, the “Business Combination Agreement”), by and among GCAC, GCAC Merger Sub Inc., and Cepton Technologies, Inc.

Subscription Agreements

In connection with the proposed business combination between the Company and Cepton, the Company entered into subscription agreements (the “Subscription Agreements”) dated August 4, 2021 and October 19, 2021, and, as amended, dated February 3, 2022, with the investors named therein (the “PIPE Investors”), pursuant to which the Company agreed to issue and sell to the PIPE Investors approximately $59.5 million of the Company’s Class A common stock immediately prior to closing of the Merger (the “PIPE Investment”). The PIPE Investment was conditioned on the concurrent closing of the Merger and other customary closing conditions. The proceeds from the PIPE Investment will be used to fund a portion of the cash consideration for the business combination. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors.

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

Purchase Agreement

On November 24, 2021, the Company and Cepton entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company up to $100,000,000 of the Company’s common stock. In connection with the Purchase Agreement, the Company and Cepton also entered into a registration rights agreement with Lincoln Park (the “Lincoln Park Registration Rights Agreement”) whereby the Company has agreed to file with the U.S. SEC within thirty (30) days following the consummation of the Merger, a new registration statement covering the shares of the Company common stock that may be issued to Lincoln Park under the Purchase Agreement.

After (i) the consummation of the Merger and (ii) upon the satisfaction of certain other conditions set forth in the Purchase Agreement, the Company shall have the right, but not the obligation, from time to time to direct Lincoln Park to purchase shares of the Company’s common stock having a value of up to $500,000 on any business day (the “Purchase Date”), which may be increased to up to $1,000,000 depending on certain conditions as set forth in the Purchase Agreement.

In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 50,000 shares of the Company’s common stock as a commitment fee on the date of the closing of the Merger. The Company is also obligated to issue up to an additional 150,000 shares of the Company’s common stock as a commitment fee 180 days after the date of the closing of the Merger.

The issuance of the shares pursuant to the Purchase Agreement was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2).

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and March 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and March 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

NOTE 9 — SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet up to the date the consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment to or disclosure in the consolidated financial statements, except for the disclosures relating to the consummation of its Business Combination Agreement with Cepton Technologies, Inc., a Delaware corporation (“Cepton”) on February 10, 2022 as disclosed in Note 1 to the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We formerly were a blank check company, incorporated under the laws of the State of Delaware on January 4, 2010 under the name PinstripesNYS, Inc., and changed our name to Growth Capital Acquisition Corp. on February 14, 2020 and later to Cepton, Inc on February 10, 2022. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

On February 10, 2022, Cepton, Inc., (f/k/a Growth Capital Acquisition Corp. (“GCAC”)), consummated a previously announced merger pursuant to a Business Combination Agreement, dated August 4, 2021, and as amended by the Amendment to the Business Combination Agreement, dated January 21, 2022 (as so amended, the “Business Combination Agreement”), by and among GCAC, GCAC Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of GCAC (“Merger Sub”), and Cepton Technologies, Inc., a Delaware corporation (“Legacy Cepton”).

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

Results of Operations

As of December 31, 2021, we had not commenced any operations. All activity from March 31, 2020 through December 31, 2021 relates to our formation, our prior unconsummated initial public offering, and our Initial Public Offering. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

On February 10, 2022 we consummated our Business Combination Agreement with Cepton Technologies, Inc.

For the three months ended December 31, 2021, we had a net income of $360,709, which consisted of interest income of $4,384, an unrealized gain on fair value changes of warrants of $1,518,000, partially offset by $1,161,675 in general and administrative costs.

For the nine months ended December 31, 2021, we had a net loss of $7,559,340, which consisted of $2,245,231 in general and administrative costs, an unrealized loss on fair value changes of warrants of $5,330,250, partially offset by interest income of $16,141.

Liquidity and Capital Resources

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

At December 31, 2021, we had cash outside the Trust Account of $108,396 and a working capital deficiency of $1,453,103. We have incurred and expect to continue to incur significant costs in pursuit of our Business Combination. These conditions raise substantial doubt about our ability to continue as a going concern. We addressed this issue with the consummation of the Business Combination Agreement on February 10, 2022, and with new sources of financing.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we believe that the funds which we have available following the completion of the Business Combination Agreement will enable us to sustain operations for a period of at least one-year from the issuance date of these financial statements. Accordingly, substantial doubt about our ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $5,750 for office space, utilities and secretarial and administrative services. We began incurring these fees on January 29, 2021 and ceased to incur these fees monthly upon the consummation of the Business Combination Agreement dated February 10, 2022.

Critical Accounting Policies

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the balance sheet.

Warrant Liability

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

We account for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting period. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the condensed statement of operations. As of December 31, 2021 and March 31, 2021, there were 13,800,000 warrants outstanding.

Net Income (Loss) Per Share

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 17,250,000 potential common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the period from March 31, 2020 (inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

Recent accounting standards

August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. There was no material impact to the Company’s financial position, results of operations or cash flows.

We do not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting regarding the restatements related to complex financial instruments (discussed in Note 2 to the Financial Statements included in the September 30, 2021 10-Q/A).

The restatements constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in the December 31, 2021 Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness surrounding internal controls over financial reporting for complex financial instruments discussed above and have taken the following steps subsequent to the quarter ended September 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our condensed consolidated financial statements and related disclosures.

Other than the aforementioned remediation efforts, there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As described in Item 4 in this Quarterly Report, we identified material weaknesses in our internal control over financial reporting related to the classification of redeemable shares subject to redemption.  Based on ASC 480-10-S99, redemption provisions not solely within the control of the Company require the Public Shares of the Company’s Class A common stock subject to redemption to be classified outside of permanent equity. We have, following the date of the SEC Staff Statement, undertaken measures to review our warrants and to properly account for the warrants as liabilities. We also classified those Public Shares as temporary equity regardless of the charter’s requirement and that management concluded that all Public Shares should be reported as temporary equity on the Company’s balance sheet.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of August 4, 2021, by and among GCAC, Merger Sub and Cepton Technologies, Inc.(1)
10.1	Form of Stockholder Support Agreement by and among GCAC, Cepton Technologies, Inc. and the stockholders of Cepton Technologies, Inc. party thereto (1).
10.2	Form of Amended and Restated Registration Rights Agreement, by and among GCAC, the Initial Holders and the Cepton Technologies, Inc. stockholders party thereto.(1)
10.3	Form of Confidentiality and Lock-Up Agreement, by and between GCAC and the stockholder of Cepton Technologies, Inc. party thereto (1)
10.4	Form of Expenses and Lock-Up Agreement, by and between GCAC and the Cepton Technologies, Inc. stockholders party thereto.(1)
10.5	Form of GCAC Stockholder Support Agreements by and between Cepton Technologies, Inc. and GCAC stockholders.(1)
10.6	Form of Subscription Agreement.(1)
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Current Report on Form 8-K filed by GCAC on August 5, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPTON, INC.

Date:	February 22, 2022		/s/ Jun Pei
		Name:	Jun Pei
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 22, 2022		/s/ Winston Fu
		Name:	Winston Fu
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)