Form 10-Q
period 2022-03-31
Cepton, Inc.
filed 2022-05-13
CIK 1498233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Cepton, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39959	27-2447291
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer IdentificationNumber)

399 West Trimble Road San Jose, California	95131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 408-459-7579

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	CPTN	The Nasdaq Capital Market
Redeemable warrants, exercisable for common stock at an exercise price of $11.50 per share, subject to adjustment	CPTNW	The Nasdaq Capital Market

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

As of May 6, 2022, 154,048,074 shares of common stock, par value $0.00001, of the registrant were issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The Company cautions readers of this Report that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results to differ materially from the expected results. These factors include the information set forth in Part II, Item 1A, of this Report under the heading “Risk Factors”, which we encourage you to carefully read. Forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services, the potential success of the Company’s marketing and expansion strategies, the potential for the Company to achieve design awards, and the potential benefits of the Business Combination (including with respect to shareholder value). These statements are based on various assumptions, whether or not identified in this Report, and on the current expectations of the Company’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

i

Cepton, Inc.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION
		1
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021	2

	Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3.	Defaults Upon Senior Securities	73

Item 4.	Mine Safety Disclosures	73

Item 5.	Other Information	73

Item 6.	Exhibits	73

SIGNATURES		74

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CEPTON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$24,593	$3,654
Short-term investments	20,248	2,836
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	1,066	500
Inventories	2,788	2,523
Right-of-use assets	1,138	—
Prepaid expenses and other current assets	7,850	6,998
Total current assets	57,683	16,511
Property and equipment, net	546	480
Other assets	2,238	293
Total assets	$60,467	$17,284

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,445	$2,547
Operating lease liabilities	1,433	—
Accrued expenses and other current liabilities	2,605	2,777
Total current liabilities	6,483	5,324
Long-term debt	9,260	—
Warrant liability	2,536	—
Earnout liability	18,320	—
Other long-term liabilities	21	23
Total liabilities	36,620	5,347

Commitments and contingencies (Note 17)

Convertible preferred stock:
Convertible preferred stock – Par value $0.00001 per share – No shares authorized at March 31, 2022; 22,806,009 shares authorized at December 31, 2021; No shares issued and outstanding at March 31, 2022; 21,671,491 shares issued and outstanding at December 31, 2021 (aggregate liquidation preference of $96.7 million at December 31, 2021)	—	99,470

Stockholders’ equity (deficit):
Preferred stock – Par value $0.00001 per share – 5,000,000 shares authorized at March 31, 2022; No shares authorized at December 31, 2021; No shares issued and outstanding at March 31, 2022 or December 31, 2021	—	—
Common stock – Par value $0.00001 per share – 350,000,000 and 75,000,000 shares authorized at March 31, 2022 and December 31, 2021; 154,048,001 and 67,645,189 shares issued and outstanding at March 31, 2022 and December 31, 2021	2	—
Class F stock – Par value $0.00001 per share – No shares of Class F stock authorized as of March 31, 2022; 8,402,000 shares authorized at December 31, 2021; No shares of Class F stock issued and outstanding as of March 31, 2022; 8,372,143 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	78,143	7,949
Accumulated other comprehensive income	(58)	(43)
Accumulated deficit	(54,240)	(95,439)
Total stockholders’ equity (deficit)	23,847	(87,533)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$60,467	$17,284

See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Lidar Sensor and Prototype Revenue	$1,485	$438

Cost of Revenue	1,252	1,119
Gross Profit (Loss)	233	(681)

Operating expenses:
Research and development	7,754	4,880
Selling, general and administrative	8,043	2,803
Total operating expenses	15,797	7,683
Operating loss	(15,564)	(8,364)
Other income (expenses)
Change in fair value of earnout liability	56,678	—
Change in fair value of warrant liability	780	—
Other income (expense), net	2	2
Interest (expense) income, net	(694)	12
Income (loss) before income taxes	41,202	(8,350)
Provision for income taxes	(4)	(9)

Net income (loss)	$41,198	$(8,359)

Net income (loss) per share, basic	$0.36	$(0.13)
Net income (loss) per share, diluted	$0.32	$(0.13)
Weighted-average common shares, basic	115,865,890	66,735,026
Weighted-average common shares, diluted	127,082,423	66,735,026

Net income (loss)	$41,198	$(8,359)
Other comprehensive loss, net of tax:
Changes in unrealized loss on available-for-sale securities	(11)	(5)
Foreign currency translation adjustments	(4)	(8)
Total other comprehensive loss, net of tax	(15)	(13)
Comprehensive income (loss)	$41,183	$(8,372)

See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(unaudited)

	Convertible Preferred Stock		Preferred Stock		Common Stock		Class F Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance — December 31, 2020 (as previously reported)	21,671,491	$99,470			27,184,882	$—	8,372,143	$—	$2,286	$(18)	$(58,197)	$(55,929)
Retroactive application of exchange ratio	31,407,080	—	—	—	39,397,728	—	12,133,201	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	177,602	—	—	—	254	—	—	254
Stock-based compensation	—	—	—	—	—	—	—	—	298	—	—	298
Unrealized gain/loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,359)	(8,359)
Balance — March 31, 2021	53,078,571	99,470	—	—	66,760,212	—	20,505,344	—	2,838	(31)	(66,556)	(63,749)

Balance—December 31, 2021	21,671,491	$99,470	—	—	27,618,907	$—	8,372,143	$—	$7,949	$(43)	$(95,439)	$(87,533)
Retroactive application of exchange ratio	31,407,080	—	—	—	40,026,282	—	12,133,201	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(53,078,571)	(99,470)	—	—	53,078,571	1	—	—	99,470	—	1	99,472
Conversion of Class F stock to common stock	—	—	—	—	20,505,344	—	(20,505,344)	—	—	—	—	—
Reverse recapitalization, net of transaction costs	—	—	—	—	11,845,943	1	—	—	(33,051)	—	—	(33,050)
Exercise of Trinity warrants	—	—	—	—	237,571	—	—	—	547	—	—	547
Exercise of SVB warrants	—	—	—	—	146,954	—	—	—	—	—	—	—
Issuance of common stock to LPC as commitment shares	—	—	—	—	—	—	—	—	1,598	—	—	1,598
Exercise of stock options	—	—	—	—	511,890	—	—	—	273	—	—	273
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,357	—	—	1,357
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(11)	—	(11)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	—	—	—	—	41,198	41,198

Balance—March 31, 2022	—	—	—	—	153,971,462	2	—	—	78,143	(58)	(54,240)	23,847

See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$41,198	$(8,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68	46
Stock-based compensation	1,347	294
Amortization of right-of-use asset	311	—
Amortization, other	(294)	103
Change in fair value of earnout liability	(56,678)	—
Change in fair value of warrant liability	(780)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(566)	(33)
Inventories	(254)	418
Prepaid expenses and other current assets	(739)	(2,575)
Other long-term assets	(1,945)	—
Accounts payable	(102)	(53)
Accrued expenses and other current liabilities	(662)	802
Operating lease liabilities	(389)	—
Other long-term liabilities	(2)	(37)
Net cash used in operating activities	(19,487)	(9,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(133)	(8)
Purchases of short-term investments	(20,238)	(998)
Proceeds from sales of short-term investments	—	1,265
Proceeds from maturities of short-term investments	2,773	13,000
Net cash provided by (used in) investing activities	(17,598)	13,259

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from business combination and private offering	76,107	—
Payments of business combination and private offering transaction costs	(28,038)	—
Proceeds from issuance of debt and warrants, net of debt discount	9,724	—
Proceeds from issuance of common stock options, net of repurchases	235	254
Net cash provided by financing activities	58,028	254

Effect of exchange rate changes on cash	(4)	(10)

Net increase in cash and cash equivalents	20,939	4,109
Cash and cash equivalents, beginning of period	3,654	11,312
Cash and cash equivalents, end of period	$24,593	$15,421
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$173	$—
Cash paid for income taxes	$1	$1
Business Combination transaction costs, accrued but not paid	$953	$659

NON-CASH ACTIVITIES
Vesting of early exercised stock options	$38	$38
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,448	$—

See accompanying notes to the condensed consolidated financial statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Cepton, Inc., and its wholly owned subsidiaries, (collectively the “Company”) formerly known as Growth Capital Acquisition Corp. (“GCAC”), was originally incorporated in Delaware on January 4, 2010, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 2, 2021, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq National Market (“Nasdaq”). On August 4, 2021, GCAC entered into a Business Combination Agreement (as amended, the “Merger Agreement”) with Cepton Technologies, Inc. (“Legacy Cepton”) and GCAC Merger Sub Inc., a wholly owned subsidiary of GCAC (“Merger Sub”). On February 10, 2022 (the “Closing Date”), the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, GCAC changed its name to Cepton, Inc. and its shares and public warrants began trading on the Nasdaq under the symbols “CPTN” and “CPTNW”, respectively. As a result of the Business Combination, Cepton, Inc. became the owner, directly or indirectly, of all of the equity interests of Legacy Cepton and its subsidiaries.

The Company provides state-of-the-art, intelligent, lidar-based solutions for a range of markets such as automotive, smart cities, smart spaces, and smart industrial applications. The Company’s patented Micro Motion Technology (“MMT®”)-based lidar technology enables reliable, scalable, and cost-effective solutions that deliver long range, high resolution 3D perception for smart applications. The Company is headquartered in San Jose, California, USA, with a presence in Germany, Canada, Japan, China, and India.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of our wholly owned subsidiaries in Canada, Germany, and the United Kingdom. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2022, the Company had cash and cash equivalents of $24.6 million, short-term investment of $20.2 million, and an accumulated deficit of $54.2 million. During the three months ended March 31, 2022, the Company incurred an operating loss of $15.6 million and had negative cash flows from operating activities of $19.5 million. Although much of the negative cash flow resulted from an increase in expenses for research and development projects and expenses for preparing to become a publicly traded company, the Company expects to continue to invest in research and development and generate operating losses in the future.

The Company is subject to risks and uncertainties frequently encountered by early-stage companies including, but not limited to, the uncertainty of successfully developing its products, securing certain contracts, building its customer base, successfully executing its business and marketing strategy and hiring appropriate personnel.

To date, the Company has been funded primarily by equity financings, convertible promissory notes and other borrowings. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives.

Concentration of Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains a substantial portion of its cash and cash equivalents and short-term investments in money market funds, commercial paper, corporate debt securities, and asset backed securities. Management believes that the financial institutions that hold its cash, cash equivalents, and short-term investments are financially sound and, accordingly, represent minimal credit risk. Deposits held with banks may exceed the amount of federal insurance limits provided on such deposits.

As of March 31, 2022 and December 31, 2021, three customers as of each period accounted for more than 10% of accounts receivable.

Customers with revenue equal to or greater than 10% of total revenue for the periods indicated were as follows:

	Three Months Ended March 31,
	2022	2021
Customer A	30%	30%
Customer B	20%	13%
Customer C	—%	13%
Customer D	—%	21%
Customer E	—%	12%
Customer F	27%	—%

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, estimating the stand-alone selling prices of performance obligations for revenue recognition, allowances for doubtful accounts, inventory valuation and reserves, valuation allowance for deferred tax assets, share-based compensation including the fair value of the Company's common stock, useful lives of property and equipment, income tax uncertainties, the valuation of certain derivative liabilities, and other loss contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates, and such differences could be material to the Company's condensed consolidated financial condition and results of operations.

Product Warranties

The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Through March 31, 2022, there were immaterial changes to the accrued warranty liability which was recorded in accrued expenses and other current liabilities on the consolidated balance sheet.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The Company is required to apply the amendments within this ASU prospectively to modifications or exchanges occurring on or after the effective date of the amendment. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard beginning on January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. As the Company expects to be an emerging growth company, ASU 2020-06 will be effective for interim and annual periods in fiscal years beginning after December 15, 2023, with earlier adoption permitted for fiscal years beginning after December 15, 2020. The Company early adopted this standard beginning January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is effective for the Company beginning January 1, 2022, with early adoption permitted. The standard eliminates certain exceptions to the general principles in ASC 740 and makes amendments to other areas with a focus on simplification and consistent application of US GAAP. The Company adopted this standard beginning January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the previous accounting guidance for leases included within ASC 840. Under the new guidance, a lessee is required to recognize assets and liabilities for finance and operating leases. The ASU also requires disclosures on the amount, timing, and uncertainty of cash flows arising from leases. In transition, the Company recognized and measured leases at the beginning of the period of adoption, January 1, 2022, using a modified retrospective approach that included a number of optional practical expedients that the Company elected to apply. See Note 16 for disclosure on the impact of adopting this standard.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize credit losses and impairment of financial assets recorded at amortized cost. Currently, the credit loss and impairment model for loans and leases is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the new current expected credit loss (“CECL”) model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. As the Company expects to be an emerging growth company, the standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures from the adoption of this update.

Note 2. Business Combination

The Business Combination was accounted for as a reverse recapitalization as Legacy Cepton was determined to be the accounting acquirer under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 805, Business Combinations (ASC 805). The determination is primarily based on the evaluation of the following facts and circumstances:

●	the equity holders of Legacy Cepton hold the majority of voting rights in the Company;

●	the board of directors of Legacy Cepton represent a majority of the members of the board of directors of the Company or were appointed by Legacy Cepton;

●	the senior management of Legacy Cepton became the senior management of the Company; and

●	the operations of Legacy Cepton comprise the ongoing operations of the Company.

In connection with the Business Combination, outstanding capital stock of Legacy Cepton was converted into common stock of Legacy Cepton and then subsequently converted into Class A common stock of the Company, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. Legacy Cepton was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date are those of Legacy Cepton. The shares and corresponding capital amounts and net loss per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the Exchange Ratio (defined below). Operations prior to the Business Combination will be those of Legacy Cepton in future reports of the combined entity.

Recapitalization

In connection with the Business Combination, the following occurred to recapitalize the Company:

●	Shares of Legacy Cepton convertible preferred stock, Class F stock, and common stock issued and outstanding, were converted into common stock of Legacy Cepton and such shares of Legacy Cepton common stock were subsequently converted into the Company’s Class A common stock, par value $0.0001 per share, at a rate of approximately 2.449 (the “Exchange Ratio”);

●	Vested stock options to purchase or receive shares of Legacy Cepton common stock (see Note 12) converted into options to purchase or receive shares of the Company’s Class A common stock, par value $0.0001 per share, in accordance with the Exchange Ratio;

●	Outstanding warrants, whether vested or unvested, to purchase shares of Legacy Cepton common stock (see Note 14) converted into shares of the Company’s Class A common stock, par value $0.0001 per share, in accordance with the Exchange Ratio;

●	Outstanding unvested stock options to purchase or receive shares of Legacy Cepton common stock (see Note 12) converted into stock options to purchase or receive shares of the Company’s Class A common stock upon the same terms and conditions that were in effect with respect to such stock options and restricted stock units immediately prior to the Business Combination, after giving effect to the Exchange Ratio;

●	The Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 355,000,000 shares, of which 350,000,000 shares were designated common stock, $0.00001 par value per share, and of which 5,000,000 shares were designated preferred stock, $0.00001 par value per share and to reclassify each share of Class A common stock and Class B common stock into one share of common stock.

PIPE Investment

Contemporaneously with the execution of the Merger Agreement, GCAC entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase an aggregate of 5,950,000 shares of common stock at a purchase price of $10.00 per share, or an aggregate purchase price of $59.5 million (the “PIPE Investment”).

Redemption

Prior to the closing of the Business Combination, certain GCAC public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 15,589,540 shares of GCAC Class A common stock for an aggregate payment of $155.9 million.

Public and Private Placement Warrants

GCAC warrants issued in connection with the IPO (“Public Warrants”) and in connection with the private placement units held by the Sponsor (“Private Placement Warrants”) remained outstanding after the closing of the Business Combination. The warrants became exercisable to purchase shares of the Company’s common stock at an exercise price of $11.50 per share 30 days after the completion of the Business Combination, subject to other conditions, including with respect to the effectiveness of a registration statement covering the shares of common stock underlying such warrants, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Public Warrants are equity-classified and were valued based on the instruments’ publicly listed trading price as of the Closing Date. The Private Placement Warrants are liability-classified and are valued on a recurring basis with changes in fair value recognized as a gain or loss upon remeasurement (see Note 14).

Transaction Costs

The Company incurred direct and incremental costs of approximately $31.6 million in connection with the Business Combination and the related equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. An approximate additional $2.6 million of transaction costs were recorded in general and administrative expense related to the liability classified instruments assumed subsequent to the Business Combination. Lastly, the Company recognized approximately $4.4 million and $1.9 million of prepaid director and officer insurance in prepaid expenses and other current assets and other long-term assets, respectively, in the condensed consolidated balance sheet.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $76.1 million from the Business Combination and PIPE Investment, offset by total transaction costs of $40.5 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity (deficit) for the period ended March 31, 2022 (in thousands):

Cash – Trust and cash, net of redemptions	$16,607
Cash – PIPE Investment	59,499
Gross Proceeds from the Business Combination	76,106
Less: transaction costs and advisory fees, paid	(30,670)
Net proceeds from the Business Combination	45,436
Less: transaction costs and advisory fees, accrued	(900)
Less: Private Placement Warrants assumed	(2,588)
Less: Earnout liability assumed	(74,998)
Reverse recapitalization, net	$(33,050)
Add: Private Placement Warrants assumed	2,588
Add: Earnout liability assumed	74,998
Add: Transaction costs recorded to general and administrative expense	2,633
Add: Transaction costs accrued	900
Business Combination proceeds, net	48,069

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

GCAC Class A common stock, outstanding prior to Business Combination	17,250,000
Less: Redemption of GCAC Class A common stock	(15,589,540)
Class A common stock of GCAC	1,660,460
GCAC founder shares	4,312,500
GCAC shares issued in PIPE Investment	5,950,000
Business Combination and PIPE shares	11,922,960
Legacy Cepton shares	142,075,043
Class A common stock immediately after Business Combination	153,998,003

The number of Legacy Cepton shares was determined as follows:

	Legacy Cepton shares	Legacy Cepton shares, after Exchange Ratio
Balance at December 31, 2021	27,618,907	67,645,189
Convertible preferred stock	21,671,491	53,078,571
Class F stock	8,372,143	20,505,344
Option exercises[1]	259,348	635,204
Warrants exercises[2]	86,041	210,735
Total		142,075,043

1	– Option exercises during the period of January 1, 2022 to February 10, 2022.

2	– Represents warrants that were net exercised prior to the Business Combination (See Note 14).

Note 3. Revenue

The Company disaggregates its revenue from contracts with customers by country of domicile based on the shipping location of the customer. Total revenue disaggregated by country of domicile is as follows (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue

Revenue by country of domicile:
United States	$613	41%	$209	48%
Japan	801	54%	181	41%
Other	71	5%	48	11%
Total	$1,485	100%	$438	100%

As of March 31, 2022 and December 31, 2021, the Company had $309 thousand of contract liabilities included in accrued expenses and other current liabilities and no contract assets.

Note 4. Fair Value Measurement

The following table summarize our assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$22,817	$—	$—	$22,817
Corporate debt securities	1,204	—	—	1,204
Total cash equivalents	$24,021	$—	$—	$24,021
Short-term investments:
Commercial paper	$—	$7,149	$—	$7,149
U.S. treasury securities	—	2,486	—	2,486
U.S. government agency securities	—	4,473	—	4,473
Corporate debt securities	—	4,937	—	4,937
Asset backed securities	—	1,203	—	1,203
Total short-term investments	—	20,248	—	20,248
Total assets measured at fair value	$24,021	$20,248	$—	$44,269

Liabilities:
Private Placement Warrants	$—	$2,536	$—	$2,536
Earnout liability	—	—	18,320	18,320
Total liabilities measured at fair value	$—	$2,536	$18,320	$20,856

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$932	$—	$—	$932
Total cash equivalents	$932	$—	$—	$932
Short-term investments:
Corporate debt securities	$—	$2,836	$—	$2,836
Total short-term investments	—	2,836	—	2,836
Total assets measured at fair value	$932	$2,836	$—	$3,768

Cash equivalents consist primarily of money market fund with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments consist of investment securities with original maturities greater than three months but less than twelve months and are included as current assets in the condensed consolidated balance sheets. For corporate debt securities, the fair value as of March 31, 2022 and December 31, 2021 approximates amortized cost basis.

Because the transfer of Private Placement Warrants to non-permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments.

The value of the earnout liability is classified as Level 3 under the fair value hierarchy because it has been valued based on significant inputs not observable in the market.

Note 5. Inventories

Inventories consist of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$1,077	$891
Work-in-process	767	518
Finished goods	944	1,114
Total inventories	$2,788	$2,523

Inventories are carried and depicted above at the lower of cost or net realizable value. Write-downs were immaterial for the three months ended March 31, 2022 and were $468 thousand for the three months ended March 31, 2021.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Deferred transaction costs	$1,598	$4,688
Other prepaid expenses	1,067	1,153
Payroll tax receivable	980	980
Prepaid insurance	3,797	162
Prepaid rent	16	11
Other current assets	392	4
Total prepaid expenses and other current assets	$7,850	$6,998

Note 7. Property and Equipment, Net

Property and equipment, net, consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Machinery and equipment	$791	$698
Automobiles	101	101
Leasehold improvements	147	120
Computer and equipment	100	87
Total property, and equipment	1,139	1,006
Less: accumulated depreciation and amortization	(593)	(526)
Total property and equipment, net	$546	$480

The aggregate depreciation and amortization related to property and equipment was immaterial for the three months ended March 31, 2022 and 2021, respectively.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Accrued expenses and taxes	$2,207	$1,977
Accrued unvested option liability	63	101
Deferred revenue	309	308
Deferred rent	—	373
Warranty reserve	26	18
Total accrued expenses	$2,605	$2,777

Note 9. Debt

Trinity Loan Agreement

On January 4, 2022, Legacy Cepton entered into a loan and security agreement (“Trinity Loan Agreement”) with Trinity Capital Inc. (“Trinity”) to borrow up to $25.0 million through July 1, 2022 at a rate of 10.75%. The loan has a maturity date of February 1, 2026. In connection with the Trinity Loan Agreement, Legacy Cepton issued a warrant to purchase 96,998 shares of common stock with an exercise price of $16.89 per share (see Note 14). Legacy Cepton accounted for the issuance of the warrant as a commitment fee asset recorded in other current assets in the condensed consolidated balance sheet. The fair value of the warrant was estimated to be $1.3 million on the date of issuance. On January 4, 2022, Legacy Cepton borrowed $10.0 million under the agreement, incurring $0.3 million in transaction costs which were accounted for as a debt discount. Legacy Cepton also recognized a pro rata portion of the warrant fair value as a debt discount related to the $10.0 million loan. Amortization of debt discounts, in accordance with the effective interest method, are recorded as interest expense in the accompanying condensed consolidated statement of operations and comprehensive income (loss). Obligations under the Trinity Loan Agreement are secured by interest in substantially all of the Company’s assets. The agreement contains customary affirmative and negative covenants.

For the three months ended March 31, 2022, the Company recognized $709 thousand in interest expense in connection with the borrowings under the Trinity Loan Agreement.

Note 10. Convertible Preferred Stock

As discussed in Note 2, the Company has retroactively adjusted the shares issued and outstanding prior to February 10, 2022 to give effect to the Exchange Ratio to determine the number of shares of common stock into which they were converted.

Prior to the Business Combination, Legacy Cepton had shares of $0.00001 par value Series A, Series B, Series B-1, and Series C preferred stock outstanding, all of which were convertible into shares of common stock of Legacy Cepton on a 1:1 basis, subject to certain anti-dilution protections.

The authorized, issued, and outstanding shares of Convertible Preferred Stock, and liquidation preferences prior to February 10, 2022 were as follows:

	Issuance Date	Shares Authorized	Shares Issued and Outstanding	Original Issue Price per Share	Aggregate Liquidation Preference
Series A	July 6, 2016	8,000,000	8,000,000	$1.0000	$8,000,000
Series B	July 13, 2018	4,069,600	4,069,600	6.2500	25,435,000
Series B-1	July 13, 2018	3,272,475	3,272,475	3.1250	10,226,484
Series C	February 4, 2020	7,463,934	6,329,416	8.3736	52,999,998
		22,806,009	21,671,491		$96,661,482

Upon the closing of the Business Combination, the 21,671,491 shares of convertible preferred stock issued and outstanding were converted into 53,078,571 shares of Class A common stock at the Exchange Ratio.

Note 11. Stockholders’ Equity (Deficit)

Common Stock

Holders of common stock were entitled to one vote per share, and to receive dividends when, as and if declared by the board of directors, and, upon liquidation or dissolution, were entitled to receive all assets available for distribution to stockholders. The holders had no preemptive or other subscription rights and there were no redemption or sinking fund provisions with respect to such shares.

Upon the closing of the Business Combination, the 27,618,907 shares of Legacy Cepton common stock issued and outstanding were converted into 67,645,189 shares of Class A common stock at the Exchange Ratio.

As of March 31, 2022, the Company had authorized 350,000,000 shares of common stock, each with a par value of $0.00001. As of March 31, 2022, there were 153,971,462 shares of common stock issued and outstanding.

Lincoln Park Transaction

On November 24, 2021, Legacy Cepton entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “LPC”), pursuant to which Lincoln Park has agreed to purchase up to $100.0 million of common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period (the “Purchase Agreement” or “Purchased Shares”) after the consummation of the Business Combination and certain other conditions set forth in the Purchase Agreement. The Company may, from time to time and at its sole discretion, direct Lincoln Park to purchase Class A common stock in accordance with daily dollar thresholds as determined within the Purchase Agreement. The purchase price per share for Class A common stock will be the lower of: (i) the lowest trading price for shares of Class A common stock on the market in which it is listed, on the applicable Purchase Date and (ii) the average of the three (3) lowest closing sale price for Class A common stock during the ten (10) consecutive business days ending on the business day immediately preceding such Purchase Date. In consideration for entering into the Purchase Agreement, the Company issued 50,000 shares of Class A common stock to Lincoln Park as a commitment fee on the date of the closing of the Business Combination. The Company is obligated to issue up to an additional 150,000 shares of Class A common stock as a commitment fee 180 days after the date of the closing of the Business Combination (collectively, the “Commitment Shares”). The issuance date fair market value for the 200,000 shares is recorded as a deferred issuance cost asset which will be ratably charged against paid-in capital upon future proceeds from the sale of common stock under the Purchase agreement. The fair market value of the share issuances was derived using the $7.99 per share closing price of Class A common stock on February 10, 2022. The fair market value of the 200,000 shares issuable upon Closing is offset within paid-in capital.

As of March 31, 2022, no shares of Class A common stock were sold to Lincoln Park under the Purchase Agreement.

Class F Stock

Holders of Legacy Cepton’s Class F stock were entitled to the same voting rights as the equivalent number of common stock on an as-converted basis, and to receive dividends when, as and if declared by the board of directors. The holders had conversion rights for conversion into shares of common stock and preferred stock. The holders were subject to vesting terms wherein each holder acquired a vested interest in the stock over a service period of four years

Upon the closing of the Business Combination, the 8,372,143 shares of Legacy Cepton Class F stock issued and outstanding were converted into 8,372,143 shares of common stock of Legacy Cepton and then subsequently converted into 20,505,344 shares of Class A common stock of the Company at the Exchange Ratio.

Note 12. Stock-Based Compensation

Equity Incentive Plans

On July 5, 2016, Legacy Cepton adopted the 2016 Stock Plan (the “2016 Plan”) under which 4,800,000 shares of Legacy Cepton’s common stock were reserved for issuance to employees, nonemployee directors, consultants, and advisors. As of March 31, 2022 and December 31, 2021, there were 9,187,533 shares of common stock reserved for issuance. As of March 31, 2022, there were no shares available for future issuance. At December 31, 2021, 1,472,512 shares were available for future issuance, respectively.

As a result of the Business Combination, the Company will no longer grant new incentive awards under the 2016 Plan. Incentive awards existing under the 2016 Plan immediately prior to the Business Combination were converted into options to receive shares of Class A common stock through application of the Exchange Ratio (“Post Conversion Awards”).

On February 10, 2022, the Company adopted the 2022 Stock Plan (the “2022 Plan”) under which 15,123,142 shares of the Company’s Class A common stock were reserved for issuance to employees, nonemployee directors, consultants, and advisors. Per the terms of the 2022 Plan, in the event any Post Conversion Awards issued and outstanding under the 2016 Plan are cancelled, terminated, or expire, said number of shares will be made available for issuance under the 2022 Plan. The share limit shall automatically increase on the first trading day in January of every calendar year during the term of the 2022 Plan, by an amount equal to the lesser of (i) two percent (2%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of common stock as may be established by the board of directors.

Restricted Common Stock Awards

Unvested early exercise options or SARs are considered restricted shares and are subject to repurchase by the Company in the event the shareholders’ employment is terminated. The Company may, at its option, repurchase said shares at the lesser of (i) the price paid by the shareholder to exercise the award or (ii) the fair market value of the Company’s common stock determined on the date of the repurchase. During the vesting term, holders of restricted stock awards are deemed to be a common stock shareholder and have dividend and voting rights.

On August 20, 2020, Legacy Cepton granted 150,000 early exercise option awards under the 2016 Plan to an independent contractor. The options vest over 24 equal monthly installments beginning on August 10, 2020. On December 29, 2020, the option holder elected to early exercise all granted awards, purchasing the related shares for $2.02 per share or aggregate consideration of $303 thousand. At the time of exercise, 25,000 shares were fully vested with the remainder being unvested. On the date of purchase, Legacy Cepton recognized the vested portion purchased as common stock issued with additional paid in capital. The Company recognized a liability associated with the unvested restricted shares, recording a liability included in accrued expenses of $63 thousand and $101 thousand as of March 31, 2022 and December 31, 2021, respectively. As shares of restricted stock vest, the Company will reclassify the liability to common stock and additional paid in capital. The Company did not grant any early exercise options during the three months ended March 31, 2022 and 2021.

As of March 31, 2022, the Company had not repurchased any of the unvested restricted shares. The fair value of Legacy Cepton’s common stock on the date the early exercise options were granted was $2.02 per share. The fair value of Legacy Cepton’s common stock on the date the restricted shares were issued was $3.07 per share. The total intrinsic value of outstanding unvested restricted stock awards was $297,000 as of March 31, 2022.

Incentive Stock Options and Nonqualified Stock Options

A summary of the Company’s employee and nonemployee stock option activity for the three months ended March 31, 2022 and 2021 is presented below:

		Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2021	6,796,114	$4.66	7.5	$126,591
Retroactive application of Exchange Ratio	9,849,028	(2.75)
Options outstanding as of December 31, 2021	16,645,142	1.91
Granted	536,550	9.40
Exercised	(512,845)	0.46
Expired/Forfeited	(494,507)	2.24
Options outstanding as of March 31, 2022	16,174,340	$2.19	7.3	$36,909
Exercisable, March 31, 2022	9,482,434	$1.01	6.3	$28,708
Vested and expected to vest as of March 31, 2022	16,174,340	$2.19	7.3	$36,909

During the three months ended March 31, 2022 and 2021, the estimated weighted-average grant-date fair value of options granted was $3.77 and $2.86 per share, respectively. As of March 31, 2022, there was $14.1 million of unrecognized stock-based compensation related to unvested stock options expected to be recognized over a weighted-average period of 2.54 years. The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $4.6 million and $0.5 million, respectively. The Company recognizes forfeitures as they occur.

Stock-Based Compensation

For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense related to options granted to employees and nonemployees as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$43	$16
Research and development expense	829	121
Selling, general and administrative expense	475	157
Total stock-based compensation expense	$1,347	$294

For the three months ended March 31, 2022 and 2021, the Company capitalized $43 thousand and $20 thousand, respectively, of stock-based compensation expense into inventory.

Note 13. Earnout Liability

In addition to the shares issued upon closing of the Business Combination (see Note 2), additional contingent shares (“Earnout Shares”) are payable to each holder of common stock and/or options receiving consideration in the Business Combination, in the amounts set forth below:

(a)	If the closing share price of Class A common stock equals or exceeds $15.00 per share for any 20 trading days within any consecutive 30-trading day period that occurs after the Closing Date and on or prior to the three-year anniversary of the Closing Date, then, the Company will issue to each holder of common stock that is entitled to Earnout Shares a number of shares of Class A common stock equal to such holder’s pro rata portion of 7,000,000 shares.

(b)	If the closing share price of Class A common stock equals or exceeds $17.50 per share for any 20 trading days within any consecutive 30-trading day period that occurs after the Closing Date and on or prior to the three-year anniversary of the Closing Date, the Company will issue to each holder of common stock that is entitled to Earnout Shares a number of shares of Class A common stock equal to such holder’s pro rata portion of 6,000,000 shares.

The Company concluded the Earnout Shares meet the criteria for liability classification due to the existence of contingent settlement provisions that could result in holders receiving differing amounts of shares depending on the Company’s stock price or the price paid in a change of control. Because the settlement is not solely determined by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event, this causes the Earnout Shares to not be indexed to the Company’s own shares, resulting in liability classification. Upon the closing of the Business Combination, the Company recorded these instruments as liabilities on the condensed consolidated balance sheet at fair value and will recognize subsequent changes in fair value in earnings at each reporting date.

The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant periods:

	March 31, 2022	February 10, 2022 (Closing Date)
Current stock price	$3.88	$7.99
Expected volatility	70.0%	77.5%
Risk-free interest rate	2.44%	1.80%
Expected term	2.9 years	3.0 years
Expected dividend yield	0%	0%

Current stock price: the stock price was based on the closing price as of the valuation date.

Expected volatility: the volatility rate was determined using a mix of historical and implied volatilities of selected industry peers deemed to be comparable to Cepton’s business, corresponding to the expected term of the awards.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected three-year term of the earnout period.

Expected term: The expected term is the remaining term of the three-year earnout period.

Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends in the foreseeable future.

At March 31, 2022, the balance of the earnout liability was approximately $18.3 million. A gain of $56.7 million was recorded in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability.

Note 14. Warrants

Common Stock Warrants Assumed in Business Combination

As part of GCAC’s initial public offering, 8,625,000 Public Warrants were sold. The Public Warrants allow the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of common stock. Each warrant is exercisable beginning 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Public Warrants are listed on the Nasdaq under the symbol “CPTNW”.

The Company may redeem the Public Warrants when exercisable, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides not less than 30 days’ prior written notice of redemption to each warrant holder, and only if the reported last sale of common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

Simultaneously with GCAC’s initial public offering, GCAC consummated a private placement of 5,175,000 Private Placement Warrants with the Sponsor. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of common stock issuable upon exercise will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable so long as they are held by the initial purchasers or such purchaser’s permitted transferees. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company concluded the Private Placement Warrants meet the criteria for liability classification due to the existence of a settlement provision that adjusts the settlement amount based on who the holder of the warrant is (i.e., permitted vs. non-permitted transferees). This provision causes the Private Placement Warrants to not be indexed to the Company’s own shares, resulting in liability classification. Upon consummation of the Business Combination, the fair value of the Private Placement Warrants was recorded at a value of approximately $2.6 million. The fair value of the Private Placement Warrants was remeasured on March 31, 2022 at $2.5 million, resulting in an immaterial gain recorded in the condensed consolidated statement of operations and comprehensive income (loss).

Common Stock Warrants Issued with Borrowings

In August 2019, Legacy Cepton entered into a loan and security agreement (“2019 Loan Agreement”) with Silicon Valley Bank (“SVB”) that allowed for borrowings of up to $5.0 million under a term loan through July 31, 2020. In connection with the 2019 Loan Agreement, Legacy Cepton issued detachable warrants to purchase an aggregate of 60,000 shares of common stock. The term loan was repaid in February 2020.

The warrant was recorded to additional paid-in capital at an estimated fair value of $88 thousand as determined by the Black-Scholes valuation model. Immediately prior to the consummation of the Business Combination, the 60,000 warrants were net exercised and subsequently converted into 136,994 shares of Class A common stock.

On January 4, 2022, in connection with the Trinity Loan Agreement, the Legacy Cepton issued a warrant to purchase 96,998 shares of common stock with an exercise price of $16.89 per share. The warrant was immediately exercisable and expires on January 4, 2032. The company concluded the warrant meets the criteria for liability classification due to the existence of contingent settlement provisions that could result in holders receiving differing amounts of shares depending on the Company’s stock price or the price paid in a change of control. Because the settlement is not solely determined by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event, this causes the warrant to not be indexed to the Company’s own shares, resulting in liability classification. The fair value of the warrant was initially estimated to be $1.3 million using the Black-Scholes valuation model. Immediately prior to the consummation of the Business Combination, the 96,988 warrants were net exercised and subsequently converted into 73,741 shares of Class A common stock.

Note 15. Income Taxes

The Company’s provision for income taxes was $4 thousand and $9 thousand for the three months ended March 31, 2022 and 2021, respectively. The Company’s income tax provision for the three months ended March 31, 2022, was primarily related to income taxes on earnings from its foreign tax jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to unrecognized U.S. federal and state tax benefit because of full valuation allowance the Company has established against its federal and state deferred tax assets and foreign tax rate differential from U.S. federal statutory rate. The quarterly fair value adjustment to the earnout liability has no impact to U.S. federal and state net operating loss. The company continues to maintain a full valuation allowance against the U.S. federal and state deferred tax assets.

The Company conducts its business globally and its operating income is subject to varying rates of tax in the U.S., Canada, Germany, Hong Kong, and the U.K. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region.

Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

The Company is subject to income taxes in the U.S. federal, state, and various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All of the Company’s tax years will remain open for examination by the federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or R&D Credits. The Company does not have any tax audits or other issues pending.

Note 16. Leases

The Company leases office and manufacturing facilities under non-cancelable operating leases expiring in January 2023. The Company’s lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants.

The Company adopted ASC 842 using the modified retrospective method on January 1, 2022. The most significant impact of the adoption of ASC 842 was the recognition of right-of-use, or ROU, assets and lease liabilities for operating leases of $1.4 million and $1.8 million, respectively, and a reversal of deferred rent of $0.4 million on January 1, 2022. The adoption of ASC 842 did not have any impact on the Company’s operating results or cash flows.

The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of use assets and operating lease liabilities in the Company’s condensed consolidated balance sheets.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on an amount equal to the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate; therefore, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when it is readily determinable. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward existing lease classification and to exclude leases with original terms of one year or less. Further, the Company elected to combine lease and non-lease components for all asset classes. Variable lease payments are defined as payments made for the right to use an asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. Any variable lease components are expensed as incurred. The operating lease right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense for the three months ended March 31, 2022 were as follows (in thousands):

Amount
Operating lease cost	$364
Variable lease cost	210
Total operating lease cost	$574

Supplemental cash flow information for the three months ended March 31, 2022 related to leases was as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$442
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,448

Supplemental balance sheet information related to leases was as follows (in thousands):

Amount
Operating lease right-of-use assets	$1,138
Operating lease liabilities:
Operating lease liabilities, current	1,433
Operating lease liabilities, non-current	—
Total operating lease liabilities	$1,433

Weighted average remaining term and discount rates were as follows (term in years):

Amount
Weighted average remaining lease term	0.83
Weighted average discount rate	13.66%

Maturities of lease liabilities were as follows (in thousands)

Year Ending December 31,
2022	$1,355
2023	152
Total undiscounted lease payments	$1,507

Present value adjustment for minimum lease commitments	74
Net Lease Liabilities	$1,433

Note 17. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in various legal claims and litigation that arise in the normal course of its operations. The Company is defending all current litigation matters. Although there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that none of these claims or proceedings are likely to have a material adverse effect on the Company's financial position.

The Company records accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. The Company has not recorded any accrual for loss contingencies associated with such legal claims or litigation discussed above.

Note 18. Related Party Transactions

Revenue generated from a customer and investor was $445 thousand and $130 thousand for the three months ended March 31, 2022 and 2021, respectively. Accounts receivable from this customer and investor was $295 thousand as of March 31, 2022 and was immaterial as of March 31, 2021.

Note 19. Basic and Diluted Net Income (Loss) Per Share

The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The Company was in a net income position for the three-months ended March 31, 2022 and a net loss position for the three-months ended March 31, 2021. The Company considers its convertible preferred stock to be participating as holders of such securities have non-forfeitable dividend rights in the event of the declaration of a dividend for shares of common stock. When the Company is in a net loss position, the net loss attributable to common stockholders is not allocated to the convertible preferred stock under the two-class method as these securities do not have a contractual obligation to share in losses. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding. During the periods when there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. Net income (loss) per share calculations for all periods prior to the Business Combination have been retroactively restated to the equivalent number of shares reflecting the Exchange Ratio.

The following tables present reconciliations denominators of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2022	2021
Denominator:
Weighted-average common shares outstanding – Basic [1]	115,865,890	66,735,026
Stock options to purchase common stock [2]	11,216,533	—
Weighted-average common shares outstanding - Diluted	127,082,423	66,735,026

1	– Includes 150,000 shares of common stock issuable to Lincoln Park in connection with the Purchase Agreement as the shares are issuable for no consideration and will be issued solely as a result of the passage of time.

2	– Includes the weighted-average unvested shares subject to repurchase of 71,619 as of the three months ended March 31, 2022.

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock	802,866	13,224,577
Unvested restricted stock	—	260,231
Preferred shares on an as-converted basis	—	53,078,571
Class F shares an as-converted basis	—	20,505,344
Shares issuable upon exercise of warrants	—	146,954
Total	802,866	87,215,677

As of March 31, 2022, 13,000,000 Earnout Shares were excluded from the table above because the shares are considered contingently issuable and the required common share price milestones were not achieved as of March 31, 2022. As of March 31, 2022, warrants for 13,800,000 shares of common stock were excluded from the table above as no shares were issuable under the treasury stock method of computing diluted earnings per share.

Note 20. Segments

The Company conducts its business in one operating segment that develops and produces LiDAR sensors for use in automotive and smart infrastructure industries. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis, accompanied by disaggregated information about sales and gross margin by product group. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Long-lived assets of the Company located in its country of domicile, the United States, are approximately 98%.

Note 21. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 13, 2022, the issuance date of the condensed consolidated financial statements, and determined there are no other transactions that require additional accounting or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this section to “we,” “our,” “us,” and “Cepton” generally refer to Cepton Technologies, Inc. and its consolidated subsidiaries prior to the Business Combination and to Cepton and its consolidated subsidiaries after giving effect to the Business Combination. The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements included in this Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”.

Certain amounts that appear in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) may not sum due to rounding. Percentage amounts included in this MD&A have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this MD&A may vary from those obtained by performing the same calculations using the figures in our condensed consolidated financial statements included elsewhere in this Report. Terms used but not defined in this MD&A shall have the meanings ascribed to such terms in this Report.

Business Overview

Cepton is focused on the deployment of high performance, mass-market lidars to deliver safety and autonomy across the Automotive and Smart Infrastructure markets. By adopting our solutions, our customers can enable safety and autonomy applications across a broad range of end-markets including our primary market, advanced driver assistance systems (“ADAS”) in consumer and commercial vehicles, which we believe represents not just the largest market opportunity for lidar applications over the next decade, but also the market with the best potential for near term mass-market commercialization.

Since the inception of our company in 2016, building lidars for broad market adoption has been our guiding principle. Mass-market deployment guided not just our end-market focus, but also our product design choices, our areas of technological innovation, and our approach to manufacturing, and our go-to-market strategy and partnerships. To pursue mass-market adoption, our value proposition has focused on developing a lidar that achieves high performance with automotive grade reliability at competitive prices. Our thesis was that lidar would gain broad based adoption only when solutions strike the right balance across three key facets of performance, cost and reliability.

Based on this approach, we have gained acceptance for our technology in the automotive market. In 2019, following approximately three years of rigorous engagement and working alongside our automotive Tier 1 partner, Koito Manufacturing, Ltd. (“Koito”), we were awarded the largest known ADAS lidar series production award in the industry to date by General Motors (“OEM-B”). This award includes multiple platforms and vehicle models, with an estimated production start in 2023.

As a Silicon Valley-based company led by recognized technical experts in the optical field, technology innovation is at the core of our company. We developed a comprehensive lidar platform consisting of proprietary components including our breakthrough MMT® imaging technology and our system-on-a-chip (“SoC”) lidar engine application-specific integrated circuit (“ASIC”), a portfolio of automotive-grade and industrial-grade long-range and near-range lidars, a software layer enabling the integration of automotive functions, and feature rich perception software capabilities.

Business Combination

On February 10, 2022, the Business Combination was consummated and as a result, a subsidiary of Growth Capital Acquisition Corp. (“GCAC”), GCAC Merger Sub Inc., merged with and into Cepton Technologies, Inc. (“Legacy Cepton”). GCAC changed its name to Cepton, Inc., and the Company is now listed on the Nasdaq under the symbol “CPTN”. Legacy Cepton is deemed the accounting predecessor and Cepton, Inc. is the successor Securities and Exchange Commission (“SEC”) registrant, which means that Legacy Cepton’s financial statements for previous periods will be disclosed in Cepton, Inc.’s future periodic reports filed with the SEC.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, GCAC is treated as the acquired company for financial statement reporting purposes. This determination is primarily based on Legacy Cepton stockholders comprising a majority of the voting power of the combined entity and having the ability to nominate the majority of the governing body of the combined entity, Legacy Cepton’s senior management comprising the senior management of the combined entity, and Legacy Cepton’s operations comprising the ongoing operations of the combined entity. For accounting purposes, the combined entity represents a continuation of the financial statements of Legacy Cepton and the Business Combination is treated as the equivalent of Legacy Cepton issuing stock for the net assets of GCAC, accompanied by a recapitalization.

As a result of becoming a publicly traded company, we will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Impact of COVID-19

The extensive impact of the pandemic caused by COVID-19 has resulted in significant disruptions to the global economy as well as businesses and capital markets around the world. We believe the ongoing COVID-19 pandemic will act as a long-term catalyst for our vehicle sales and wider adoption of ADAS programs, and our overall growth rate during 2021 and 2022 has been impacted.

The pandemic continues to evolve, and the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, supply chain, manufacturing, research and development costs and personnel-related costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, any resurgence of the pandemic in areas where we or our suppliers operate, and the economic impact on local, regional, national and international customers and markets.

For more information on our operations and risks related to health epidemics, including the COVID-19 pandemic, please see the section entitled “Risk Factors.”

Key Factors Affecting Cepton’s Operating Results

We believe that our future performance and success depends, to a substantial extent, on our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section entitled “Risk Factors.”

Series production awards in the Automotive market

An important part of our mission is to deploy high performance, mass-market lidar in the automotive market. Within the automotive market, we believe that passenger car ADAS applications represent the largest opportunity but also have the most stringent requirements for reliability, cost, and performance. Major automotive OEMs typically undergo several years of planning, technology selection, and vehicle integration work before introducing new and important technologies in their vehicle offerings. We anticipate that lidar, as a new sensor that improves safety and enhances autonomy, will undergo the same technology introduction and validation process as similar technologies in the past, such as anti-lock braking systems or stability control systems. The number of vehicle platforms and vehicle models that will be equipped with lidar will depend on OEM product planning, vehicle integration, and marketing schedules. Once a lidar supplier is chosen, the number of awarded vehicle platforms and vehicle models is likely to increase over time. This is because the development efforts of integrating lidar into the OEM’s product offerings is leveraged across multiple vehicle classes and platforms to maximize the OEM’s return on investment.

For example, our series production award from OEM-B initially included four vehicle models and was subsequently updated to include nine vehicle models spanning different classes of vehicles from luxury sedans to mid-level passenger cars to SUVs and trucks. These vehicles include traditional internal combustion engine types as well as electric drive train types. We expect additional vehicle models to be added to this series production award over time, with an anticipated start of production in 2023 and significant volume increase anticipated in the following years. However, if the targets of this series production award are not realized, or if OEM-B were to terminate or significantly alter or delay its OEM-B series production award and/or alter its relationship with Cepton or with Koito in a manner that is adverse to Cepton or OEM-B would delay the introduction of the vehicle models that are part of the series production award, Cepton’s business would be materially adversely affected. Similarly, if Cepton is unable to maintain its relationship with Koito, or the terms of Cepton’s arrangement with Koito with respect to the OEM-B program differs from Cepton’s expectations, including with respect to volume, pricing, and timing, then Cepton’s business and prospects would be materially adversely affected.

Adoption of lidar solutions in Automotive and Smart Infrastructure markets

In an endless pursuit of safety and product differentiation, many leading automotive OEMs have decided to include lidar in their next generation of vehicles for increased safety and higher levels of autonomy. The speed of lidar adoption depends on many factors, including sensor performance, reliability, and cost, as well as the time it takes to win large series production awards. Large automotive series production awards usually take a number of years to secure but once awarded, the production award typically covers the entire duration of a typical vehicle model period of five to seven years for consumer vehicles. In the case of trucking applications, the production period of a typical model may exceed seven years in many cases. We are currently engaged in discussions with all of the top 10 global automotive OEMs (by ADAS and AV program volumes). We believe that our current series production award from OEM-B is a validation of our technology leadership, product maturity, and potential for scalability that favorably positions us for additional series production awards at other large global OEMs.

While lidar adoption in the automotive market may take multiple years to materialize, smart infrastructure end markets could adopt lidar solutions at a more rapid pace. Applications within smart infrastructure vary widely from tolling to security, to delivery and logistics. These applications are typically project based and require certain levels of customization to deliver an end-to-end solution. To address opportunities in the smart infrastructure space, we partner with system integrators who leverage our lidar hardware as well as our Helius perception software to provide solutions unique to each opportunity. We expect to grow our system integrator partnership network to further drive the adoption of lidar in smart infrastructure applications.

We expect our revenue to increase as adoption increases in the automotive and smart infrastructure markets, however, the rate of deployment may vary and our revenue will fluctuate as a result.

Product Cost and Margins

To drive mass-market adoption of lidar in automotive applications, product cost must be controlled. As such, cost is one of the primary design criteria that we focused on from the very beginning. Design choices were carefully evaluated to create products with the best overall balance between performance, reliability, and cost. Working with our partners, we expect to continue driving costs down as volumes increase and we achieve higher margin unit economics in the future.

In the case of our series production award from OEM-B, we are working with our Tier 1 partner, Koito, on manufacturing in order to effectively manage supply chain, component costs, and manufacturing costs to meet margin expectations at scale. Pursuant to our arrangement with Koito, we license our technology and sell components to Koito, who can manufacture and sell lidars using our technology. We expect our gross margin to rapidly increase as material costs decrease and fixed manufacturing overhead costs are absorbed over larger production volumes and as other economies of scale are achieved.

In the smart infrastructure space, average selling price (“ASP”) of a lidar solution may be higher than that in the automotive space due to a number of reasons, such as unit volume, level of customization, and additional software content. At the same time, the cost of production is also higher due to lower levels of economies of scale and higher levels of system integration requirements.

If we cannot generate our expected revenues, margins or income from operations, we may be required to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous to our stockholders.

End Market Concentration

We believe that the automotive market represents a large portion of the total addressable market and large global automotive OEMs represent the majority of unit volume demand as well as leaders in active safety and autonomy. To drive mass-market commercialization of our lidar solutions, we have focused on top automotive OEMs and are currently engaged with all of the top 10 global automotive OEMs based on vehicle production volume rankings for 2019. Series production awards from top OEMs tend to be large and long-term in nature. While we continue to expand our system integrator partnership network to address opportunities in the smart infrastructure markets, program awards tend to be smaller and short-term in nature as compared to those in the automotive end-markets. As such, we expect a large portion of our future revenue to come from the automotive end-market.

Components of Results of Operations

Revenue

Revenue is primarily derived from the sale of components and license of technologies to Tier 1 suppliers for mass market ADAS applications in the automotive market and the sale of lidar sensors directly to end-user customers in the Smart Infrastructure markets. Our lidar sensors are used in applications such as advanced driver assistance systems, autonomous vehicles, and intelligent transportation systems. Our customers include leading original equipment manufacturers and suppliers within the automotive and smart infrastructure industries. We anticipate strong revenue growth in the foreseeable future as we continue to form strategic partnerships and as the primary source of revenue shifts from prototype sales to sales of commercialized production-ready lidar sensors.

Cost of Revenue

Cost of revenue includes the manufacturing cost of our lidar sensors and components, which primarily consists of personnel-related costs directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturers and vendors. Our cost of revenue also includes cost of component inventory, product testing costs, an allocated portion of overhead costs, warranty expense, excess and obsolete inventory, and shipping costs. We expect cost of revenue to increase in absolute dollars in future periods.

Gross Margin

Our gross margin in future periods will depend on a variety of factors including market conditions that may impact our pricing; product mix changes between established products and new products; excess and obsolete inventories; our cost structure for manufacturing operations, including third-party manufacturers, relative to volume. Our gross margin varies by product. We expect our gross margins to fluctuate over time, depending on the factors described above.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of personnel-related costs, material expenses, permits, licenses, and professional services directly associated with our research and development activities. The remainder primarily relates to the allocated portion of overhead costs. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our lidar sensors. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as we increase our investment in software development to broaden the capabilities of our solutions and introduce new products and features.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of personnel-related costs, professional services, and advertising expenses directly associated with our sales and general and administrative activities. The remainder primarily relates to the allocated portion of overhead costs. We expect our selling expenses will increase in absolute dollars over time as we hire additional sales personnel, increase our marketing activities, grow our domestic and international operations, and build brand awareness. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities, and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the growth of our business.

Change in Fair Value of Earnout and Warrant Liabilities

The change in fair value of earnout and warrant liabilities consists of the change in fair value of earnout and warrant liabilities assumed in connection with the Business Combination as well as the change in fair value of other warrant liability. We expect continued financial statement impacts from the fair value adjustments at the end of each reporting period or until the Earnout Shares are issued upon the attainment of common share price milestones or through the exercise of the warrants.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency other than the U.S. dollar and gains or losses related to the extinguishment of debt.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest earned on our cash equivalents and short-term investments in commercial paper, corporate debt securities, and available-for-sale securities. These amounts will vary based on our cash, cash equivalents and short-term investment balances, and also with market rates. Our interest income is partially offset by interest expense from our debt financings as well as accretion expense from our short-term investments.

Provision for Income Taxes

Our provision for income taxes consists of federal, state, and foreign current and deferred income taxes. As we expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.

We have a full valuation allowance for net deferred tax assets, including federal and state net operating loss carryforwards and research and development credit carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets are realizable by way of expected future taxable income.

We believe that we have adequately reserved for our uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.

Results of Operations for the three months ended March 31, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented:

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Revenue	$1,485	$438	$1,047	239%
Cost of Revenue	1,252	1,119	133	12%
Gross Margin (Loss)	233	(681)	914	NM

Operating expenses
Research and development	7,754	4,880	2,874	59%
Sales, general, and administrative	8,043	2,803	5,240	187%
Total operating expenses	15,797	7,683	8,114	106%
Operating loss	(15,564)	(8,364)	(7,200)	86%

Change in fair value of earnout liability	56,678	—	56,678	NA
Change in fair value of warrant liability	780	—	780	NA
Other income (expense), net	2	2	—	0%
Interest income (expense), net	(694)	12	(706)	NM
Income (loss) before income taxes	41,202	(8,350)	49,552	NM

Provision for income taxes	(4)	(9)	5	(56)%
Net Income (Loss)	$41,198	$(8,359)	$49,557	NM

Comparison of the three months ended March 31, 2022 and 2021

Revenue

Revenue increased by approximately $1.1 million, or 239%, to $1.5 million for the three months ended March 31, 2022, from $0.4 million for the three months ended March 31, 2021. The increase primarily resulted from a $0.9 million increase in product sales, which mainly consisted of an increase in sales volume of lidar sensors and other related products.

Cost of Revenue

Cost of Revenue increased by $0.1 million, or 12%, to $1.2 million for the three months ended March 31, 2022, from $1.1 million for the three months ended March 31, 2021. The increase in cost of revenue resulted primarily from an increase in sales volume of $0.6 million. This was partially offset by a decrease in scrap expense of $0.5 million.

Operating Expense

Research and development expense increased by $2.9 million, or 59%, to $7.8 million for the three months ended March 31, 2022, from $4.9 million for three months ended March 31, 2021, resulting primarily from a $1.7 million increase in personnel related costs and a $1.4 million increase in materials costs, which were partially offset by a decrease in professional services of $0.3 million.

Sales, general and administrative expense increased by $5.2 million, or 187%, to $8.0 million for the three months ended March 31, 2022, from $2.8 million for the three months ended March 31, 2021, resulting primarily from a $2.7 million increase in transaction costs related to the Business Combination, a $1.9 million increase in personnel related costs, and a $0.6 million increase in other general and administrative costs.

Change in Fair Value of Earnout and Warrant Liabilities

The earnout liability was assumed in connection with the Business Combination. The fair value of the earnout liability decreased by $56.7 million resulting in the recognition of an unrealized gain as of March 31, 2022. This is primarily due to a decrease in the Company’s common share price from February 10, 2022 to March 31, 2022.

The fair value of the warrant liability decreased by $0.8 million resulting from a $0.7 million realized gain due to the exercise of certain liability classified warrants in connection with the Business Combination, and a $0.1 unrealized gain due to the mark-to-market adjustment on private placement warrants as of March 31, 2022.

Interest Income (Expense)

Interest income decreased by $0.7 million resulting primarily from an increase in interest expense of $0.6 million from the Trinity Loan Agreement entered into on January 4, 2022. The remaining $0.1 million relates to a decrease in interest income from short-term investments.

Income Taxes

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets for three months ended March 31, 2022 and 2021. As for the three months ended March 31, 2022, we had U.S. federal and state tax-effected net operating loss carryforwards available to reduce future taxable income, of which post-2017 Federal net operating loss will be carried forward indefinitely and post-2017 Federal net operating loss carryover and state net operating loss carryover and state net operating loss carryover will expire on varying dates.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, we had cash, cash equivalents, and short-term investments totaling $44.8 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments of $44.8 million are comprised of money market funds, commercial paper, corporate debt securities, and available-for-sale securities.

On November 24, 2021, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, pursuant to which Lincoln Park has agreed to purchase up to $100.0 million of common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period (the “Purchase Agreement”) after the consummation of the Business Combination and certain other conditions set forth in the Purchase Agreement. On February 11, 2022, Cepton filed an S-1 registration statement related to the Lincoln Park Purchase Agreement and upon its effectiveness and the satisfaction of the other terms and conditions of the Purchase Agreement, Cepton will be able to sell up to $100.0 million of common stock to Lincoln Park as a source of funds.

On January 4, 2022, the Company entered into the Loan Agreement with Trinity Capital Inc. to borrow up to $25.0 million at a rate of 10.75%. In connection with the Loan Agreement, the Company issued a warrant to purchase 96,998 shares of common stock with an exercise price of $16.89 per share. On January 4, 2022, the Company borrowed $10.0 million (the “Initial Advance”) under the terms of the Loan Agreement. In 2021, the Company incurred approximately $0.2 million of issuance costs related to the Loan Agreement. Immediately prior to the consummation of the Business Combination, the 96,988 warrants were net exercised and subsequently converted into 73,741 shares of Class A common stock.

Following the approval of the Business Combination, on February 10, 2022, the Company received net cash proceeds of $48.1 million from the Business Combination and PIPE, net of certain transaction costs.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $54.2 million as of March 31, 2022. During the three months ended March 31, 2022, we had negative cash flows from operating activities of $19.5 million. Although much of the negative cash flow resulted from an increase in engineering services and expensed materials for research and development, and administrative expenses related to becoming a publicly traded company, we expect to continue to invest in research and development and generate operating losses in the future. In addition, our future capital requirements will depend on many factors, including our lidar sales volume, the timing and extent of spending to support our research and development efforts in smart vision technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. For information regarding our cash requirements from lease obligations and contractual obligations, see Note 16 and 17 in the unaudited condensed consolidated financial statements included in this Report.

We are subject to risks and uncertainties frequently encountered by early-stage companies including, but not limited to, the uncertainty of successfully developing products, securing certain contracts, building a customer base, successfully executing business and marketing strategies, and hiring appropriate personnel.

To date, we have been funded primarily by equity financings, convertible promissory notes, and the net proceeds we received through the Business Combination, PIPE offering, and private placements of the Legacy Cepton convertible preferred stock. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and ability to achieve our intended business objectives.

Cash Flow Summary — Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(19,487)	$(9,394)
Investing activities	(17,598)	13,259
Financing activities	58,028	254

Operating Activities

During the three months ended March 31, 2022, our operating activities used $19.5 million in cash. We recorded net income of $41.2 million; however, this was offset by $56.1 million of non-cash income and expenses consisting primarily of gains from the change in fair value of earnout and warrant liabilities of $57.5 million and amortization of commitment fee asset of $0.4 million. These non-cash income items were partially offset by stock-based compensation expense of $1.4 million, depreciation and amortization of $0.1 million, and amortization of right-of-use assets of $0.3 million. During the three months ended March 31, 2022, we used net cash of $4.6 million from changes in our operating assets and liabilities resulting primarily from a $1.9 million increase in other long-term assets related to prepaid director and officer insurance, a $0.5 million increase in accounts receivable, a $0.7 million decrease in accrued expenses and other current liabilities due to timing of payments, a $0.4 million decrease in operating lease liabilities, a $0.3 million increase in inventories, a $0.7 million increase in prepaid expenses and other current assets due to increases in prepaid insurance offset by decreases in deferred transaction costs in connection with the closing of the Business Combination, and a $0.1 million decrease in accounts payable due to timing of payments.

During the three months ended March 31, 2021, our operating activities used $9.4 million in cash resulting primarily from our net loss of $8.4 million, which was partially offset by $0.4 million of non-cash expenses consisting primarily of $0.3 million of stock-based compensation expense and $0.1 million of amortization and accretion of short-term investments. During the three months ended March 31, 2021, we used $1.4 million net cash from changes in our operating assets and liabilities resulting primarily from an increase in prepaid expenses and other current assets of $2.5 million due to transaction costs incurred in anticipation of a business combination, and a decrease in accounts payable of $0.1 million due to timing of payments. This was partially offset by an increase of $0.8 million in accrued expenses and other current liabilities and a decrease of $0.4 million in inventories.

Investing Activities

During the three months ended March 31, 2022, our investing activities used $17.6 million of cash, resulting primarily from purchases of short-term investments of $20.2 million and purchases of property and equipment of $0.1 million, partially offset by proceeds from the sales and maturities of short-term investments of $2.7 million.

During the three months ended March 31, 2021, our investing activities provided $13.3 million of cash, resulting primarily from the sales and maturities of short-term investments of $14.3 million, partially offset by $1.0 million of purchases of short-term investments.

Financing Activities

During the three months ended March 31, 2022, our financing activities provided $58.0 million of cash consisting primarily of $48.1 million of net proceeds from the Business Combination and PIPE investment, $9.7 million of proceeds from the issuance of debt and warrants, and $0.2 million from proceeds from common stock option exercises.

During the three months ended March 31, 2021, our financing activities provided $0.3 million of cash consisting of proceeds from common stock option exercises.

Off-Balance Sheet Arrangement

We did not have any off-balance sheet arrangements as of March 31, 2022 and March 31, 2021.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions.

Revenue

We primarily recognize revenues from the sale of lidar sensors and prototypes. Revenue represents the amount of expected consideration we are entitled to receive upon the transfer of promised goods or services in the ordinary course of business and is recorded net of sales taxes. We recognize revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations satisfied at a point in time, we consider the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right of payment, (ii) legal title, (iii) physical possession, (iv) significant risks and rewards of ownership, and (v) acceptance of the good or service. For performance obligations satisfied over time, we recognize revenue over time by measuring the progress toward complete satisfaction of a performance obligation.

The application of various accounting principles related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require relevant contract interpretation to determine the appropriate accounting treatment, including whether the promised goods and services specified in a multiple element arrangement should be treated as separate performance obligations. When a contract involves multiple performance obligations, the Company accounts for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service is separately identifiable from other promises in the arrangement.

Transaction price is allocated to each performance obligation on a relative standalone selling price (“SSP”) basis. Judgment is required to determine SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when products and services are sold separately. In instances where SSP is not directly observable, we determine SSP using information that may include other observable inputs available to us.

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Stock-Based Compensation

We recognize stock-based awards granted to our employees and directors based on the estimated grant-date fair value of the awards. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We estimate the fair value of options using the Black-Scholes option-pricing model, which requires objective and subjective assumptions such as the option’s expected term, fair value of underlying share, risk-free interest rate, expected dividend yield, expected term, and expected volatility of our ordinary shares. Our assumptions may differ from those used in prior periods. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense and could materially impact our results of operations.

The grant date fair value of our common stock, prior to the closing of the Business Combination was determined using valuation methodologies that utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, risk-free interest rate, and an assumption for a discount for lack of marketability. Subsequent to the Business Combination, the valuation of our common stock is determined using the publicly traded closing price as reported on Nasdaq.

Change in Fair Value of Earnout Liability

The Company concluded the Earnout Shares meet the criteria for liability classification due to the existence of contingent settlement provisions that could result in holders receiving differing amounts of shares depending on the Company’s stock price or the price paid in a change of control. Because the settlement is not solely determined by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event, this causes the Earnout Shares to not be indexed to the Company’s own shares, resulting in liability classification. The fair value of the earnout liability was determined using a Monte Carlo valuation model that utilizes significant assumptions, including expected volatility, expected term, and risk-free rate, to determine the probability of achieving the common share price milestones.

The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant periods:

	March 31, 2022	February 10, 2022 (Closing Date)
Current stock price	$3.88	$7.99
Expected volatility	70.0%	77.5%
Risk-free interest rate	2.44%	1.80%
Expected term	2.9 years	3.0 years
Expected dividend yield	0%	0%

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

Cepton is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Business Combination, Cepton expects to remain an emerging growth company at least through the end of the 2022 fiscal year and to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare Cepton’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) ending December 31, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market rates and prices. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates and interest rates.

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Interest Rate Risk

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $44.8 million, which consisted of commercial paper, U.S. Treasury securities, U.S. government agency securities, corporate debt securities, and asset-backed securities. The short-term investments carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S. and to a lesser extent in Canada and Germany. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report, our management concluded that our disclosure controls and procedures were not effective as of such date because of the material weaknesses in our internal control over financial reporting identified as of December 31, 2021. Prior to the consummation of the Business Combination as of February 10, 2022, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the audit of our condensed consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting:

●	we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, in particular with respect to technical accounting knowledge regarding the accounting for certain non-standard transactions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plan and Status

We recently hired a new Director of Finance and Accounting, and we will continue to evaluate our accounting and financial needs in light of the material weakness described above.

While we have made progress to enhance our internal control over financial reporting and will continue to devote effort in control remediation, additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. Accordingly, the material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Cepton may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Cepton is not currently a party to any legal proceedings, the outcome of which, if determined adversely to Cepton, would individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations.

Item 1A. Risk Factors.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

Risks Related to Our Business and Industry

●	We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	Our forecasts and projections are based upon assumptions, analyses and internal estimates developed by our management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual operating results may differ materially from those forecasted or projected.

●	We continue to implement strategic initiatives designed to grow our business. These initiatives may prove more costly than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

●	If our lidar products are not selected for inclusion in ADAS and autonomous driving systems by automotive OEMs, automotive Tier 1 suppliers, mobility or technology companies or their respective suppliers, our business will be materially and adversely affected.

●	Continued pricing pressures, automotive OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs may result in losses or lower than anticipated margins, which will adversely affect our results of operations and financial condition.

●	Although we believe that lidar is likely to become an essential sensor for autonomous vehicles and other emerging markets, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or develops more slowly than we expect, our business will be adversely affected.

●	We are substantially dependent on our series production award from OEM-B and our relationship with Koito, and our business and prospects will be materially and adversely affected if OEM-B’s development or launch plans for the multiple vehicle models in which our products are expected to be deployed are significantly scaled back or terminated.

●	We rely on third-party suppliers and because some of the raw materials and key components in our products come from limited or single-source suppliers, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and could delay deliveries of our products to customers.

●	Because our sales have been primarily to customers engaged in development of ADAS deployments in consumer vehicles and pilot projects in the Smart Infrastructure segment and our orders are project-based, we expect our results of operations to fluctuate on a quarterly and annual basis.

●	Even though many of the components in our lidars are modular and can be built using readily available materials, we, our outsourcing partners and our suppliers may rely on complex machinery for our production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs. We, our outsourcing partners and our suppliers may also rely on highly-skilled labor for our production, and if such highly-skilled labor is unavailable, our business could be adversely affected.

●	The average selling prices of our products could decrease rapidly over the life of the product, which may negatively affect our revenue and gross margin. In addition, the selling prices we are able to ultimately charge in the future for the products we are currently developing or commercializing may be less than what we currently project, which may cause our actual operating results to differ materially from our projections.

●	The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model or other customer solution for which we are a significant supplier to, could reduce our sales and adversely affect our profitability.

●	We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Legal and Regulatory Risks Related to Our Business

●	We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition and results of operations.

●	We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the manufacturing, use, distribution and sale of our products. Some of our customers also require that we comply with their own unique requirements relating to these matters. These could impose substantial costs upon us and materially impact our ability to fulfill certain business opportunities.

Risks Related to Our Intellectual Property

●	Despite the actions we are taking to defend and protect our intellectual property, we may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our solutions. Our efforts to protect and enforce our intellectual property rights and prevent third parties from violating our rights may be costly.

Risks Related to Ownership of Our Shares and Warrants

●	The Amended and Restated Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name against our respective directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

●	Anti-takeover provisions contained in the Amended and Restated Charter and the Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

●	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

●	Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the common stock to decline.

Risks Related to Our Business and Industry

We are an early stage company with a history of losses and expects to incur significant expenses and continuing losses for the foreseeable future.

We have incurred net losses on an annual basis since our inception. We incurred a net loss of approximately $19.6 million and $37.2 million for the years ended December 31, 2020 and December 31, 2021, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the first quarter of 2024. Even if we are able to successfully develop and sell our lidar solutions, there can be no assurance that we will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our lidar solutions, which may not occur.

We expect the rate at which we will incur losses to be significantly higher in future periods as we:

●	expand our production capabilities to produce our lidar solutions, including costs associated with outsourcing the production of our lidar solutions;

●	expand our design, development, installation and servicing capabilities;

●	build up inventories of parts and components for our lidar solutions;

●	produce an inventory of our lidar solutions;

●	increase our sales and marketing activities and develop our distribution infrastructure; and

●	continue to utilize our third-party partners for manufacturing, testing and commercialization.

Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have been focused on developing lidar products and perception software for mass-market ADAS and autonomous driving systems and Smart Infrastructure since 2016. This relatively limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include, but are not limited to, our ability to:

●	develop and commercialize our products;

●	produce and deliver lidar and software products of acceptable performance;

●	forecast our revenue and budget for and manage our expenses;

●	attract new customers, retain existing customers and expand existing commercial relationships;

●	comply with existing and new or modified laws and regulations applicable to our business;

●	plan for and manage capital expenditures for our current and future products, and manage our supply chain and supplier relationships related to our current and future products;

●	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

●	maintain and enhance the value of our reputation and brand;

●	effectively manage our growth and business operations, including the impacts of the COVID-19 pandemic on our business;

●	develop and protect intellectual property;

●	hire, integrate and retain talented people at all levels of our organization; and

●	successfully develop new solutions to enhance the experience of customers.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

Our forecasts and projections are based upon assumptions, analyses and internal estimates developed by our management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual operating results may differ materially from those forecasted or projected.

Our forecasts and projections included in this report are subject to significant uncertainty and are based on assumptions, analyses and internal estimates developed by our management, any or all of which may not prove to be correct or accurate. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual operating results may differ materially from those forecasted or projected.

The forecasts and projections in this report include forecasts and estimates relating to the expected size and growth of the markets for which we operate or seek to enter. Such markets may not develop or grow, or may develop and grow at a lower rate than expected, and even if these markets experience the forecasted growth described in this report, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including, among others, our ability to develop and commercialize our products and the market’s adoption of our products, both of which are subject to risks and uncertainties, many of which are beyond our control. Accordingly, the forecasts and estimates of market size and growth described in this report should not be taken as indicative of our future growth. In addition, these forecasts do not take into account the impact of the current COVID-19 pandemic, and we cannot assure you that these forecasts will not be materially and adversely affected as a result of the COVID-19 pandemic.

We continue to implement strategic initiatives designed to grow our business. These initiatives may prove more costly than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

We continue to make investments and implement initiatives designed to grow our business, including:

●	expanding our sales and marketing efforts to attract new customers in our target end markets;

●	investing in R&D;

●	investing in new applications and markets for our products by expanding relationships with existing customers and creating opportunities for new customers;

●	further enhancing our partnerships with third-parties to develop manufacturing processes; and

●	investing in legal, accounting, and other administrative functions necessary to support our operations as a public company.

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. The market opportunities we are pursuing are at various stages of development, and it may be many years before the end markets we expect to serve in the Automotive market generate demand for our products at scale, if at all. In the Smart Infrastructure market, we have a number of active projects and multiple developing engagement opportunities, but some of these relationships and market opportunities are also still in the early stages of development. Our revenue may be adversely affected for a number of reasons, including, but not limited to (i) the development and/or market acceptance of new technology that competes with our lidar products and automotive software, (ii) if certain automotive OEMs, or other market participants change their autonomous vehicle technology, (iii) failure of our customers to commercialize autonomous systems that include our solutions, (iv) our inability to effectively manage our inventory or manufacture products at scale, (v) our inability to enter new markets or help our customers adapt our products for new applications or (vi) our failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

Our ability to effectively manage our anticipated growth and expansion of operations will also require us to enhance our operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Our future financial performance and ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees that we will be able to do so in an efficient or timely manner, or at all.

If our lidar products are not selected for inclusion in ADAS and autonomous driving systems by automotive OEMs, automotive Tier 1 companies, mobility or technology companies or their respective suppliers, our business will be materially and adversely affected.

Automotive OEMs, Tier 1 suppliers to automotive OEMs, mobility or technology companies, and their respective suppliers design and develop autonomous driving and ADAS technology over several years. These automotive OEMs, Tier 1 suppliers, mobility or technology companies, and their respective suppliers undertake extensive testing or qualification processes prior to selecting a product such as our lidar products for use in a particular system, product or vehicle model, because such products will function as part of a larger system or platform and must meet certain other specifications. We spend significant time and resources to have our products selected by our customers and their suppliers for use in a particular system, product or vehicle model, which is known as a “series production win” or a “series production award.” In the case of autonomous driving and ADAS technology, a series production award means our lidar product has been selected for use in a particular vehicle model. However, if we do not achieve a series production award with respect to a particular vehicle model, we may not have an opportunity to supply our products to the automotive OEM for that vehicle model for a period of many years. In many cases, this period can be as long as five to seven or more years. If our products are not selected by an automotive OEM or our suppliers for one vehicle model or if our products are not successful in that vehicle model, it is unlikely that our product will be deployed in other vehicle models of that OEM. If we fail to win a significant number of vehicle models from one or more of automotive OEMs or their suppliers, our business, results of operations and financial condition will be materially and adversely affected. For more information about certain risks related to product selection, please see the risk factor in this Report captioned “The period of time from engagement to a series production award and then to implementation is long, typically spanning over several years, especially in the Automotive market, and our customer arrangements are subject to cancellation or postponement of contracts or unsuccessful implementation.”

We are reliant on key inputs and our inability to reduce and control the cost of such inputs could negatively impact the adoption of our products and our profitability.

The production of our sensors is dependent on producing or sourcing certain key components and raw materials at acceptable price levels. If we are unable to adequately reduce and control the costs of such key components, we will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and harm our brand, business, prospects, financial condition and operating results.

Continued pricing pressures, automotive OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs may result in losses or lower than anticipated margins, which will adversely affect our results of operations and financial condition.

Cost-cutting initiatives adopted by our customers often result in increased downward pressure on pricing. We expect that over the course of the terms of our arrangements with automotive OEMs, our customers may require step-downs in pricing. Automotive OEMs possess significant leverage over their suppliers, including us, because the automotive component supply industry is highly competitive, serves a limited number of customers and has a high fixed cost base. For example, our long-range lidars are currently in the low $1,000s range and, over the next five to six years, we expect that these prices could drop to the $500-600 range. For near-range lidars, we expect high volume ADAS target pricing to be in the $100 range within a few years. Accordingly, we expect to be subject to substantial continuing pressure from automotive OEMs and Tier 1 suppliers to reduce the price of our products. It is possible that pricing pressures beyond our expectations could intensify as automotive OEMs pursue restructuring, consolidation and cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected.

We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. Our plans to incur substantial, and potentially increasing, R&D costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our R&D expenses were approximately $4.9 million and $7.8 million for the three months ended March 31, 2021 and 2022, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

Although we believe that lidar is likely to become an essential sensor for autonomous vehicles and other emerging markets, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or develops more slowly than we expect, our business will be adversely affected.

While our lidar solutions can be applied to different use cases across end markets, a significant portion of our revenue is currently primarily generated from product sales of lidar sensors to direct customers. Despite the fact that the automotive industry has engaged in considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if lidar products are used in initial generations of autonomous driving technology and certain ADAS applications, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robotaxis and delivery vehicles, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic. Although we currently believe we are a leader in lidar-based systems for the ADAS market, by the time mass market adoption of ADAS and autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS or autonomous driving systems, automotive OEMs, regulators and safety organizations or other market participants by the time autonomous vehicle technology achieves mass market adoption, our business, results of operations and financial condition will be materially and adversely affected.

We are investing in and pursuing market opportunities outside of the Automotive markets, including in the Smart Infrastructure market. We believe that our future revenue growth, if any, will depend in part on our ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires us to address the particular requirements of that market.

Addressing these requirements can be time-consuming and costly. The market for lidar technology outside of automotive applications is relatively new, rapidly developing and unproven in many markets or industries. Many of our customers outside of the automotive industry are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our lidar products or at all. We cannot be certain that lidar will be sold into these markets, or any market outside of the Automotive market, at scale. Adoption of lidar products, including our products, outside of the automotive industry will depend on numerous factors, including: whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs, whether the benefits of designing lidar into larger sensing systems outweigh the costs, complexity and time needed to deploy such technology or replace or modify existing systems that may have used other modalities such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers such as us can keep pace with rapid technological change in certain developing markets and the global response to the COVID-19 pandemic and the length of any associated work stoppages. If lidar technology does not achieve commercial success outside of the automotive industry, or if the market develops at a pace slower than we expect, our business, results of operation and financial condition will be materially and adversely affected.

We are substantially dependent on our series production award from OEM-B and our relationship with Koito, and our business and prospects will be materially and adversely affected if OEM-B’s development or launch plans for the multiple vehicle models in which our products are expected to be deployed are significantly scaled back or terminated.

Our growth plans are substantially dependent on our series production award from OEM-B. We are the supplier of lidar to OEM-B’s next generation ADAS program, through Koito. Sales to Koito accounted for over 30% of our total revenues for the three months ended March 31, 2022 and 30% for the three months ended March 31, 2021. There can be no assurance that we will be able to maintain our relationship with OEM-B or Koito and secure orders from Koito for OEM-B programs. If OEM-B terminates or significantly alters or delays its next generation ADAS program and/or alters its relationship with us or with Koito in a manner that is adverse to us, our business would be materially adversely affected. Similarly, if we are unable to maintain our relationship with Koito, or the terms of our arrangement with Koito with respect to the OEM-B series production award differ from our expectations, including with respect to volume, pricing and timing, then our business and prospects would be materially adversely affected.

The period of time from engagement to a series production award and then to implementation is long, typically spanning over several years, especially in the Automotive market, and our customer arrangements are subject to cancellation or postponement of contracts or unsuccessful implementation.

Our customers generally must make significant commitments of resources to test and validate our products and confirm that they can integrate with other technologies before including them in any particular system, product or vehicle model. We, in turn, spend significant time and resources to have our products selected by our customers and their suppliers for use in a particular system, product or vehicle model, which is known as a series production award. The development cycles of our products with new customers varies widely depending on the application, market, customer and the complexity of the product. In the Automotive market, this development cycle can be five to seven years, including the period from series production award to production, which can be three to four years. In the Smart Infrastructure market, this development cycle can be one to two years. Further, even after obtaining a series production award with a customer, we are subject to the risk that such customer cancels or postpones implementation of our technology, as well as that we will not be able to integrate our technology successfully into a larger system with other sensing modalities. Further, our revenue could be less than forecasted if the system, product or vehicle model that includes our lidar products is unsuccessful, including for reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, prospects, results of operations and financial condition.

We may experience difficulties in managing our growth and expanding our operations.

We expect to experience significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We are currently in the process of strengthening our compliance programs, including our compliance programs related to export controls, privacy and cybersecurity and anti-corruption. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results.

We rely on third-party suppliers and, because some of the raw materials and key components in our products come from limited or single-source suppliers, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and could delay deliveries of our products to customers.

While the components that go into the manufacture of our solutions are generally built from modular, commonly available materials, they are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities. Although we have limited experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to manage our supply chain to manufacture and deliver our products at scale. Some of the key components used to manufacture our products come from limited or single source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. We have a global supply chain, and the COVID-19 pandemic and other health epidemics and outbreaks have adversely affected, and may in the future adversely affect our ability to source components in a timely or cost effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. Additionally, our MMT®-based lidar uses laser diodes. Any shortage of these laser diodes could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and channel partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of ours.

Because our sales have been primarily to customers engaged in development of ADAS deployments in consumer vehicles and pilot projects in the Smart Infrastructure segment and our orders are project-based, we expect our results of operations to fluctuate on a quarterly and annual basis.

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because our sales to date have primarily been to customers making purchases for development of ADAS deployments in consumer vehicles, sales in any given quarter can fluctuate based on the timing and success of our customers’ projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could adversely affect our ability to meet our expectations or those of securities analysts, ratings agencies or investors. If we do not meet these expectations for any period, the value of our business and our securities could decline significantly. Factors that may cause these quarterly fluctuations include, but are not limited to, those listed below:

●	the timing and magnitude of orders and shipments of our products in any quarter;

●	the timing and magnitude of sales returns and warranty claims of our products in any quarter;

●	the timing and magnitude of non-recurring engineering services revenue in any quarter;

●	pricing changes we may adopt to drive market adoption or in response to competitive pressure;

●	the ability to retain our existing customers and attract new customers;

●	the ability to develop, introduce, manufacture and ship in a timely manner products that meet customer requirements;

●	disruptions in our sales channels or termination of our relationship with important channel partners;

●	delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from us or our competitors;

●	fluctuations in demand pressures for our products;

●	the mix of products sold in any quarter;

●	the duration of COVID-19 and the time it takes for economic recovery;

●	the timing and rate of broader market adoption of autonomous systems utilizing our solutions across the automotive and other market sectors;

●	market acceptance of lidar and further technological advancements by our competitors and other market participants;

●	the ability of our customers to commercialize systems that incorporate our products;

●	any change in the competitive dynamics of our markets, including consolidation of competitors, regulatory developments and new market entrants;

●	the ability to effectively manage our inventory;

●	changes in the source, cost, availability of and regulations pertaining to materials we use;

●	adverse litigation, judgments, settlements or other litigation-related costs, or claims that may give rise to such costs; and

●	general economic, industry and market conditions, including trade disputes.

Our transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.

We are transitioning from a manufacturing model in which we primarily manufactured and assembled our products at our San Jose, California location, to one where we rely on third-party manufacturers and tier 1 partners in Japan and potentially other foreign and domestic locations. We currently have an agreement with one such manufacturer of key components and are in negotiations with other third parties to provide contract manufacturing of certain of our products. As we transition manufacturing to third-party manufacturers and Tier 1 partners, we plan to maintain certain levels of in-house manufacturing capabilities for new product introduction, prototyping, and small quantity order fulfillment. We believe the use of third-party manufacturers and Tier 1 partners will have benefits, but in the near term, while we begin manufacturing with new partners, we may lose revenue, incur increased costs and potentially harm our customer relationships.

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays or disruptions in supplying our products, including by natural disasters, COVID-19, other health epidemics and outbreaks, or work stoppages or capacity constraints, our ability to ship products to distributors and customers would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

If we further expand our international manufacturing operations, we may face risks associated with manufacturing operations outside the United States.

We expect to maintain manufacturing at our headquarters in San Jose, California for product development and small amounts of fulfillment. If we were to begin manufacturing on our own outside the United States, such activity would be subject to several inherent risks, including:

●	foreign currency fluctuations;

●	local economic conditions;

●	political instability;

●	import or export requirements;

●	failure by us, our collaborators or our distributors to obtain regulatory clearance, authorization or approval for the use of our products and services in various countries;

●	foreign government regulatory requirements;

●	reduced protection for intellectual property rights in some countries;

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act of 1977 (the “FCPA”), our books and records provisions, or our anti-bribery provisions or laws similar to the FCPA in other jurisdictions in which we may in the future operate, such as the United Kingdom’s Bribery Act of 2010 and anti-bribery requirements of member states in the European Union;

●	tariffs and other trade barriers and restrictions; and

●	potentially adverse tax consequences.

If we further expand our limited manufacturing operations outside the United States, we may be subject to these risks. Such risks could increase our costs and decrease our profit margins.

Even though many of the components in our lidars are modular and can be built using readily available materials, we, our outsourcing partners and our suppliers may rely on complex machinery for our production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs. We, our outsourcing partners and our suppliers may also rely on highly-skilled labor for our production, and if such highly-skilled labor is unavailable, our business could be adversely affected.

We, our outsourcing partners and our suppliers may rely on complex machinery for the production, assembly and installation of our lidar solutions, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our production facilities and the facilities of our outsourcing partners and suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. In addition, we and our outsourcing partners and our suppliers may also rely on highly-skilled labor for our assembly and production. If such highly-skilled labor is unavailable, our business could be adversely affected. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

As part of growing our business, we may make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected.

From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

To date, we have no experience with acquisitions and the integration of acquired technology and personnel. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline.

Changes in our product mix may impact our financial performance.

Our financial performance can be affected by the mix of products we sell during a given period. If our sales include more of the lower gross margin products than higher gross margin products, our results of operations and financial condition may be adversely affected. There can be no guarantees that we will be able to successfully alter our product mix so that we are selling more of our high gross margin products. If actual results vary from this projected product mix of sales, our results of operations and financial condition could be adversely affected.

Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 59% of our revenue for the three months ended March 31, 2022 and 52% of our revenue for the three months ended March 31, 2021. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including, but not limited to:

●	exchange rate fluctuations;

●	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

●	global or regional health crises, such as COVID-19 or other health epidemics and outbreaks;

●	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

●	preference for locally branded products, and laws and business practices favoring local competition;

●	increased difficulty in managing inventory;

●	delayed revenue recognition;

●	less effective protection of intellectual property;

●	stringent regulation of the autonomous or other systems or products using our products and stringent consumer protection and product compliance regulations, including but not limited to General Data Protection Regulation in the European Union, European competition law, the Restriction of Hazardous Substances Directive, the Waste Electrical and Electronic Equipment Directive and the European Ecodesign Directive that are costly to comply with and may vary from country to country;

●	difficulties and costs of staffing and managing foreign operations;

●	import and export laws and the impact of tariffs;

●	changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws; and

●	U.S. government restrictions on certain technology transfer to certain countries of concern.

The occurrence of any of these risks could negatively affect our international business and consequently our business, operating results and financial condition.

The complexity of our products and the limited visibility into the various environmental and other conditions under which our customers use the products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software which could reduce the market adoption of our new products, damage our reputation with current or prospective customers, expose us to product liability and other claims and adversely affect our operating costs.

Our products are highly technical and very complex and require high standards to manufacture and have in the past and will likely in the future experience defects, errors or reliability issues at various stages of development. We may be unable to timely release new products, manufacture existing products, correct problems that have arisen or correct such problems to our customers’ satisfaction. Additionally, undetected errors, defects or security vulnerabilities, especially as new products are introduced or as new versions are released, could result in serious injury to the end users of technology incorporating our products, or those in the surrounding area, our customers never being able to commercialize technology incorporating our products, litigation against us, negative publicity and other consequences. These risks are particularly prevalent in the highly competitive autonomous driving and ADAS markets. Some errors or defects in our products may only be discovered after they have been tested, commercialized and deployed by customers. If that is the case, we may incur significant additional development costs and product recall, repair or replacement costs. These problems may also result in claims, including class actions, against us by our customers or others. Our reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers and could adversely affect our financial results.

In addition, we could face material legal claims for breach of contract, product liability, fraud, tort or breach of warranty as a result of these problems. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be adversely affected.

We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, which could adversely affect our business and operating results.

Our customers use our solutions in autonomous driving, ADAS and other automotive applications, which present the risk of significant injury, including fatalities. We may be subject to claims if a product using our lidar technology is involved in an accident and persons are injured or purport to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, our customers could be subjected to claims as a result of such accidents and bring legal claims against us to attempt to hold us liable. In addition, if lawmakers or governmental agencies were to determine that the use of our products or autonomous driving or certain ADAS applications increased the risk of injury to all or a subset of our customers, they may pass laws or adopt regulations that limit the use of our products or increase our liability associated with the use of our products or that regulate the use of or delay the deployment of autonomous driving and ADAS technology. Any of these events could adversely affect our brand, relationships with customers, operating results or financial condition.

We typically provide a limited-time warranty on our products. The occurrence of any material defects in our products could make us liable for damages and warranty claims. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality of our products could affect our brand image, partner and customer demand, and adversely affect our operating results and financial condition. Also, warranty, recall and product liability claims may result in litigation, including class actions, the occurrence of which could be costly, lengthy and distracting and adversely affect our business and operating results.

If we or our suppliers do not maintain sufficient inventory or if they do not adequately manage their respective inventory, we could lose sales or incur higher inventory-related expenses, which could negatively affect our operating results.

To ensure adequate inventory supply, we and our suppliers must forecast inventory needs and expenses, place orders sufficiently in advance with their respective suppliers and manufacturing partners and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the rapidly changing nature of the Automotive and Smart Infrastructure markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, COVID-19, other health epidemics and outbreaks, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. If our lidar products are commercialized in industries that are quickly growing, including autonomous driving and ADAS applications, both of which are currently experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be exacerbated by the fact that we may not carry or be able to obtain for our manufacturers a significant amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. Conversely, if we underestimate customer demand for our products, we, or our manufacturing partners, may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

The average selling prices of our products could decrease rapidly over the life of the product, which may negatively affect our revenue and gross margin. In addition, the selling prices we are able to ultimately charge in the future for the products we are currently developing or commercializing may be less than what we currently project, which may cause our actual operating results to differ materially from our projections.

We may experience declines in the average selling prices of our products generally as our customers seek to commercialize autonomous systems at prices low enough to achieve market acceptance. In order to sell products that have a falling average unit selling price and maintain margins at the same time, we will need to continually reduce product and manufacturing costs. To manage manufacturing costs, we must engineer the most cost-effective design for our products. In addition, we continuously drive initiatives to reduce labor cost, improve worker efficiency, reduce the cost of materials, use fewer materials and further lower overall product costs by carefully managing component prices, inventory and shipping cost. We also need to continually introduce new products with higher sales prices and gross margin in order to maintain our overall gross margin. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margin, our revenue and overall gross margin would likely decline. In addition, the selling prices we are able to ultimately charge in the future for the products we are currently developing or commercializing may be less than what we currently project, which may cause our actual operating results to differ materially from our forecasts and projections.

Adverse conditions in the automotive industry or the global economy more generally could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automobile industry and global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, inflationary pressures environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by our automotive OEM customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and we expect such fluctuations to give rise to fluctuations in the demand for our products. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM customers and could have a material adverse effect on our business, results of operations and financial condition. In addition, potential or actual adverse conditions in the global economy, including inflationary pressures and volatile financial markets, more generally could have adverse effects on our results of operations, financial condition and stock price.

The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model or other customer solution for which we are a significant supplier to, could reduce our sales and adversely affect our profitability.

If we are able to secure series production awards and our solutions are included in these autonomous driving and ADAS products, we expect to enter into supply agreements with the relevant customer. Market practice suggests that these supply agreements typically require a supplier to supply a customer’s requirements for a particular vehicle model or autonomous driving or ADAS product, rather than supply a set number of products. These contracts can have short terms and/or can be subject to renegotiation, sometimes as frequently as annually, all of which may affect product pricing, and may be terminated by our customers at any time. Therefore, even if we are successful in obtaining series production awards and the systems into which our products are built are commercialized, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or technology package for which we are a significant supplier could mean that the expected sales of our products will not materialize, materially and adversely affecting our business.

Since many of the markets in which we compete are new to lidar and rapidly evolving, it is difficult to forecast mid-to-long-term end-customer adoption rates and demand for our products.

We are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, autonomous driving and lidar-based ADAS applications require complex technology. Because these automotive systems depend on technology from many companies, commercialization of autonomous driving or ADAS products could be delayed or impaired on account of certain technological components of ours or others not being ready to be deployed in vehicles. Although OEM-B has planned to release several vehicles using our products, others may not be able to commercialize this technology immediately, or at all. Regulatory, safety or reliability developments, many of which are outside of our control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect our growth. Our future financial performance will depend on our ability to make timely investments in the correct market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets in which we operate. As a result, the financial projections in this report necessarily reflect various estimates and assumptions that may not prove accurate and these projections could differ materially from actual results due to the risks included in this “Risk Factors” section, among others. If demand does not develop or if we cannot accurately forecast customer demand, the size of our markets, inventory requirements or our future financial results, our business, results of operations and financial condition will be adversely affected.

We target many customers that are large companies with substantial negotiating power and potentially competitive internal solutions. If we are unable to sell our products to these customers, our prospects and results of operations will be adversely affected.

Many of our customers and potential customers are large, multinational companies with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational companies also have significant resources, which may allow them to acquire or develop competitive technologies either independently or in partnership with others. Accordingly, even after investing significant resources to develop a product, we may not secure a series production award or, even after securing a series production award, may not be able to commercialize a product on profitable terms. If our products are not selected by these large companies or if these companies develop or acquire competitive technology or negotiate terms that are disadvantageous to us, it will have an adverse effect on our business and prospects.

Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices.

Although we have and continue to pursue a broad customer base, we are dependent on a collection of large customers with strong purchasing power. In the year ended December 31, 2021, our top ten customers represented 92% of our revenue. In 2020, our top ten customers represented 84% of our revenue. In the year ended December 31, 2021, one customer accounted for more than 10% of our revenue. In 2020, three customers accounted for more than 10% of our annual revenue. The loss of business from any of our major customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to design in our products or award us new business) could have a material adverse effect on our business.

To the extent autonomous vehicle and ADAS systems become accepted by major automotive OEMs, we expect that we will rely increasingly on Tier 1 suppliers through which automotive OEMs procure components for our revenue. We expect that these Tier 1 suppliers will be responsible for certain hardware and software configuration activities specific to each OEM, and they may not exclusively carry our solutions.

There is also a risk that one or more of our major customers could be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments if we experience financial difficulties. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modifications, we could be forced to record a substantial loss.

If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry or are subject to negative publicity, then our financial condition, operating results, business prospects and access to capital may suffer materially.

Customers may be less likely to purchase our lidar solutions if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our products, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as customer unfamiliarity with our lidar solutions, any delays in scaling production, delivery and service operations to meet demand, competition and uncertainty regarding the future of autonomous vehicles or our other services and our production and sales performance compared with market expectations.

Our investments in educating our customers and potential customers about the advantages of lidar and our applications may not result in sales of our products.

Educating our prospective customers, and to a lesser extent, our existing customers, about lidar, our advantages over other sensing technologies and lidar’s ability to convey value in different industries and deployments is an integral part of developing new business and the lidar market generally. If prospective customers have a negative perception of, or experience with, lidar or a competitor’s lidar products they may be reluctant to adopt lidar in general or specifically our products. Adverse statements about lidar by influential market participants may also deter adoption. Some of our competitors have significant financial or marketing resources that may allow them to engage in public marketing campaigns about their alternative technology, lidar or our solutions. Our efforts to educate potential customers and the market generally and to counter any adverse statements made by competitors or other market participants will require significant financial and personnel resources. These educational efforts may not be successful and we might not offset the costs of such efforts with revenue from the new customers. If we are unable to acquire new customers to offset these expenses or if the market accepts such adverse statements, our financial condition will be adversely affected.

Certain of our strategic, development, production partner and supply arrangements could be terminated or may not materialize into long-term contract partnership arrangements.

We have arrangements with strategic, development, production partner and supply partners and collaborators. Some of these arrangements are evidenced by memorandums of understandings and others like our arrangement with Koito with respect to the OEM-B series production program are supplier onboarding arrangements, both of which will require further negotiation at later stages of development to include additional terms relating to pricing, volume and payment terms, or replacement by production or master agreements that have yet to be implemented under separately negotiated statements of work, each of which could be terminated or might not materialize into next-stage contracts or long-term contract partnership arrangements. If these arrangements are terminated or if we are unable to enter into next-stage contracts or long-term operational contracts, our business, prospects, financial condition and operating results may be materially adversely affected. Additionally, market practice suggests that contracts with auto OEMs typically require suppliers to fulfill a customer’s requirements for a particular vehicle model’s autonomous driving or ADAS features, rather than supply a set number of products. These contracts can be subject to renegotiation, which may affect product pricing, and may be terminated by our customers at any time. Therefore, even if we are successful in obtaining series production awards and the systems into which our products are built are commercialized, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or technology package for which we are a significant supplier could mean that the expected sales of our products will not materialize, materially and adversely affecting our business and prospects.

We operate in a highly competitive market and some market participants have substantially greater resources. We compete against a large number of both established competitors and new market entrants.

The markets for sensing technology applicable to autonomous solutions in the automobile industry are highly competitive. Our future success will depend on our ability to remain a leader in our targeted markets by continuing to develop and protect from infringement advanced lidar technology in a timely manner and to stay ahead of existing and new competitors. Our competitors are numerous and they compete with us directly by offering lidar products and indirectly by attempting to solve some of the same challenges with different technology. We face competition from camera and radar companies, other developers of lidar products, Tier 1 suppliers and other technology and automotive supply companies, some of which have significantly greater resources than we have. Some examples of our competitors include Velodyne Lidar Inc. (Nasdaq: VLDR), Aeva Technologies, Inc. (Nasdaq: AEVA), Ouster, Inc. (Nasdaq: OUST), Luminar Technologies Inc. (Nasdaq: LAZR) and Innoviz Technologies, Inc. (Nasdaq: INVZ). In the Automotive market, our competitors have attempted to commercialize both lidar and non-lidar-based ADAS technology that may achieve market adoption, strong brand recognition and may continue to improve. Other competitors are working towards commercializing autonomous driving technology and either by themselves, or with a publicly announced partner, have substantial financial, marketing, R&D and other resources. Some of our customers in the autonomous vehicle and ADAS markets have announced development efforts or made acquisitions directed at creating their own lidar-based or other sensing technologies, which would compete with our solutions. In markets outside of the automotive industry, our competitors, like us, seek to develop new sensing applications across industries. Even in these emerging markets, we face substantial competition from numerous competitors seeking to prove the value of their technology.

Additionally, increased competition may result in pricing pressure and reduced margins and may impede our ability to increase the sales of our products or cause us to lose market share, any of which will adversely affect our business, results of operations and financial condition.

The markets in which we compete are characterized by rapid technological change, which requires us to continue to develop new products and product innovations and could adversely affect market adoption of our products.

While we intend to invest substantial resources to remain on the forefront of technological development, continuing technological changes in sensing technology, lidar and the markets for these products, including the ADAS and autonomous driving industries, could adversely affect adoption of lidar and/or our products, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and innovations to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our products. We are currently working on developing our directional lidar and perception software for both the Automotive and non-Automotive markets. We cannot guarantee that such products will be released in a timely manner, or at all, or achieve market acceptance. For example, some of our key suppliers were affected by the COVID-19 pandemic, which resulted in supply chain disruptions and a delay in customers’ orders and production schedules. Any delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative sources of supply.

In addition, our success to date has been based on the delivery of our solutions to R&D programs in which developers are investing substantial capital to develop new systems. Our continued success relies on the success of the development phase of these customers as they expand their market share through the commercialization of new products. As ADAS and autonomous technology reach the stage of large-scale commercialization, we will be required to develop and deliver solutions at price points that enable wider and ultimately mass-market adoption. Delays in introducing products and innovations, the failure to choose correctly among technical alternatives or the failure to offer innovative products or configurations at competitive prices may cause existing and potential customers to purchase our competitors’ products or turn to alternative sensing technology.

If we are unable to devote adequate resources to develop products or cannot otherwise successfully develop products or system configurations that meet customer requirements on a timely basis or that remain competitive with technological alternatives, our products could lose market share, our revenue will decline, we may experience operating losses and our business and prospects will be adversely affected.

Developments in alternative technology may adversely affect the demand for our lidar technology.

Significant developments in alternative technologies, such as cameras and radar, may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Existing and other camera and radar technologies may emerge as customers’ preferred alternative to our solutions. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products in the autonomous vehicle industry, which could result in the loss of competitiveness of our lidar solutions, decreased revenue and a loss of market share to competitors. Our R&D efforts may not be sufficient to adapt to changes in technology. As technologies change, we plan to upgrade or adapt our lidar solutions with the latest technology. However, our solutions may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our existing lidar solutions.

Because lidar is new in most of the markets we are seeking to enter, forecasts of market growth and our growth in this report may not materialize as anticipated.

Market opportunity estimates and growth forecasts included in this report are subject to significant uncertainty and are based on assumptions and estimates that may not materialize as anticipated. The forecasts and estimates in this report relating to the expected size and growth of the markets for lidar-based technology may prove to be inaccurate. Even if these markets experience the forecasted growth described in this report, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this report, including our estimates that the size of our total addressable market is expected to grow from approximately $19 billion in 2020 to $59 billion by 2030, should not be taken as indicative of our future growth. In addition, these forecasts do not take into account the impact of the current global COVID-19 pandemic, and we cannot assure you that these forecasts will not be materially and adversely affected as a result.

We may need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all.

In the future, we may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such current or potential customers or partners. Because the exercise price of the Public Warrants and Private Placement Warrants substantially exceeds the current trading price of our common stock, holders are unlikely to exercise such warrants in the near future, if at all, and as a result our Public Warrants and Private Placement Warrants may not provide any additional capital. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

As a result of the Business Combination, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

Our current controls and any new controls that we develop may be inadequate because of changes in conditions in our business. Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially and adversely affect our ability to operate our business. If our internal controls are perceived as inadequate or as unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results.

Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

Factors that could materially affect our future effective tax rates include but are not limited to:

●	changes in tax laws or the regulatory environment;

●	changes in accounting and tax standards or practices;

●	changes in the composition of operating income by tax jurisdiction; and

●	our operating results before taxes.

Because we do not have a long history of operating at our present scale and we have significant expansion plans, our effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The new legislation had no effect on our 2018, 2019, 2020 and 2021 provision for income taxes because we incurred losses in the U.S. in these years, and the management set up a full valuation allowance against our U.S. federal and states deferred tax assets.

In addition to the impact of the Tax Act on our federal taxes, the Tax Act may impact our taxation in other jurisdictions, including with respect to state income taxes. There is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws that could result in changes to our global tax position and materially adversely affect our business, results of operations and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our future intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had $83.4 million of U.S. federal and $33.3 million of state net operating loss carryforwards available to reduce future taxable income. Of the $83.4 million in U.S. federal net operating loss carryforwards, $81.3 million post-2017 Federal net operating loss carryover will be carried forward indefinitely for U.S. federal tax purposes and $2.1 million pre-2018 Federal net operating loss carryover will begin to expire in 2037. $33.3 million of our U.S. state net operating loss carryforwards will begin to expire in 2037. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet undertaken an analysis of whether the Business Combination constituted an “ownership change” for purposes of Section 382 and Section 383 of the Code. In addition, certain U.S. states have imposed additional limitations on the use of net operating loss carryforwards not otherwise imposed on the use of U.S. federal net operating loss carryforwards and may impose additional limitations in the future.

Our business depends substantially on the efforts of our co-founders, Dr. Jun Pei and Dr. Mark McCord, our executive officers and highly skilled personnel, and our operations may be severely disrupted if we lost their services.

We are highly dependent on Dr. Jun Pei and Dr. Mark McCord, our Chief Executive Officer and Chief Technology Officer, respectively. Dr. Pei and Dr. McCord are deeply involved in our business. The loss of Dr. Pei or Dr. McCord would adversely affect our business because the loss could make it more difficult to, among other things, compete with other market participants, manage our R&D activities and retain existing customers or cultivate new ones. Negative public perception of, or negative news related, to Dr. Pei or Dr. McCord may adversely affect our brand, relationship with customers or standing in the industry.

Further, competition for highly-skilled personnel is often intense, especially in San Jose, California, where we are headquartered, and we may incur significant costs to attract highly-skilled personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time-to-time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, this may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowances;

●	tax effects of stock-based compensation;

●	costs related to intercompany restructurings;

●	changes in tax laws, regulations or interpretations thereof; or

●	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Our business has been and may continue to be materially and adversely affected by the current global COVID-19 pandemic or other health epidemics and outbreaks.

The ongoing COVID-19 pandemic as well as other possible health epidemics and outbreaks could result in a material adverse impact on our or our customers’ business operations including reduction or suspension of operations in the U.S. or certain parts of the world. During the second and third quarters of 2020, we slowed our operating and capital spending with the expectation that our revenue would be impacted by the global pandemic. While we believe that the pandemic will act as a long-term catalyst for vehicle sales and wider adoption of ADAS programs, our overall growth rate during 2020 and 2021 has been impacted by the pandemic.

Our engineering and manufacturing operations, among others, cannot all be conducted in a remote working structure and often require on-site access to materials and equipment. We have customers with international operations in varying industries. We also depend on suppliers and manufacturers worldwide. As a Silicon Valley based company, we were affected by the “shelter in place” order starting from the first quarter of 2020 until the second quarter of 2021. While the majority of our employees were able to work from home, some employees, especially manufacturing technicians, were not able to work from home. The “shelter in place” order delayed order fulfillment and revenue recognition during 2020 and the first half of 2021. Additionally, we continued to pay employees during the “shelter in place” order if they did not choose to take unpaid leave. Manufacturing and order fulfillment employees were able to return to work in the second quarter of 2020; however, the number of employees allowed on premises at one time was greatly reduced which also affected our ability to fulfill orders and recognize revenue. Additionally, some of our key suppliers were affected by the pandemic resulting in supply chain disruptions. These issues further delayed order fulfillment and revenue recognition but were largely resolved in the third quarter of 2020. Some customers have delayed orders and production schedules due to COVID-19.

Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagement with us, which could result in a material adverse effect on our financial condition. If the pandemic worsens, if the economic recovery is delayed or if there are further business interruptions or changes in customer purchasing behavior, our business, results of operations and ability to raise capital may be materially and adversely affected. Our response to the COVID-19 pandemic may prove to be inadequate and we may be unable to continue our operations in the manner we had prior to the outbreak; in addition, we may endure interruptions, reputational harm, delays in our product development and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. Furthermore, when the pandemic subsides, we cannot assure you as to the timing of any economic recovery, which could continue to have a material adverse effect on our target markets and our business.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, global pandemics, and interruptions by man-made problems, such as terrorism and war. Material disruptions of our business or information systems resulting from these events could adversely affect our operating results.

A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the ongoing COVID-19 pandemic, could have an adverse effect on our business and operating results. The ongoing COVID-19 pandemic may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for our products, our ability to achieve or maintain profitability and our ability to raise additional capital in the future. Our corporate headquarters and R&D and manufacturing base are located in California. We are headquartered in the San Francisco Bay Area California, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war could cause disruptions in our remaining manufacturing operations, or in our customers’ or channel partners’, or our suppliers’ businesses, or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions or cybersecurity problems, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers’ partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our services.

We plan to include in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and functionality. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We utilize reputable third-party service providers or vendors for all of our data other than our source code, and these providers could also be vulnerable to harms similar to those that could damage our systems, including sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems with our third-party cloud hosting providers could result in lengthy interruptions in our business. In addition, our in-vehicle services and functionality are highly technical and complex technology which may contain errors or vulnerabilities that could result in interruptions in our business or the failure of our systems.

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our lidar solutions and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business and subject us to regulatory actions or litigation.

We are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our lidar solutions; or customer or driver data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect our business, prospects, financial condition and operating results. In addition, our insurance coverage for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of a cyber incident.

We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Prior to the consummation of the Business Combination, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the audits of our consolidated financial statements as of December 31, 2021, and for the years ended December 31, 2020 and 2021, we identified a material weakness in our internal control over financial reporting:

●	we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, in particular with respect to technical accounting knowledge regarding the accounting for certain non-standard transactions.

We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or to implement our remediation plans or any difficulties we encounter in our implementation thereof, could result in additional significant deficiencies or material weaknesses or result in material misstatements in our financial statements. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, lenders and investors may lose confidence in the accuracy and completeness of our financial reports.

This material weakness, if not remediated, could result in misstatements of accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our management anticipates that our internal control over financial reporting will not be effective until the above material weakness is remediated. If our remediation of this material weakness is not effective, or we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the Nasdaq listing requirements, investors may lose confidence in our financial reporting, and the price of our common stock may decline as a result. In addition, we may be unable to sell shares of common stock to Lincoln Park pursuant to the Purchase Agreement at prices we consider to be reasonable or at all, unable to borrow additional funds under our Loan Agreement with Trinity Capital Inc. and we may face restricted access to various sources of financing in the future.

As part of our transition to a public company, we planned to hire additional personnel with accounting knowledge and experience. We recently hired a new Director of Finance and Accounting and we will continue to evaluate our accounting and financial needs in light of the material weakness described above. We expect the hiring of additional personnel with accounting knowledge and experience will allow us to remediate the material weakness described above well in advance of December 31, 2022; however, there is no guarantee that we will be successful in hiring personnel with the necessary knowledge and experience or that our remediation efforts will be completed prior to the audit of our 2022 financial statements.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russia and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Legal and Regulatory Risks Related to Our Business

We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition and results of operations.

Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in global political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we may purchase our components, sells our products or conducts our business could adversely affect our business. The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business.

A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. For example, such changes could adversely affect the Automotive market, our ability to access key components or raw materials needed to manufacture our products (including, but not limited to, rare-earth metals), our ability to sell our products to customers outside of the U.S. and the demand for our products. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We have in the past and may become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on our profitability and consolidated financial position.

We may be, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes and employment and tax issues.

In addition, we could face in the future a variety of labor and employment claims against us, which could include but is not limited to general discrimination, wage and hour, privacy, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. These types of lawsuits could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material adverse impact on our operating results and consolidated financial position or that our established reserves or our available insurance will mitigate this impact.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the manufacturing, use, distribution and sale of our products. Some of our customers also require that we comply with their own unique requirements relating to these matters. These could impose substantial costs upon us and materially impact our ability to fulfill certain business opportunities.

We manufacture and sell products that contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers and distributors are in compliance with existing regulations in each market where we operate. If there is an unanticipated new regulation that significantly impacts our use and sourcing of various components or requires more expensive components, that regulation could materially adversely affect our business, results of operations and financial condition by subjecting substantial costs upon us and impeding our ability to fulfill certain business opportunities. Our products are used for autonomous driving and ADAS applications, which are subject to complicated regulatory schemes that vary from jurisdiction to jurisdiction. These are rapidly evolving areas where new regulations could impose limitations on the use of lidar generally or our products specifically. If we fail to adhere to these new regulations or fail to continually monitor the updates, we may be subject to litigation, loss of customers or negative publicity and our business, results of operations and financial condition will be adversely affected.

We are subject to various environmental laws and regulations that could impose substantial costs upon us.

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. In addition, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have been responding to these issues. The increased focus on environmental sustainability may result in new regulations and customer requirements, or changes in current regulations and customer requirements, which could materially adversely impact our business, results of operations and financial condition. If we are unable to effectively manage real or perceived issues, including concerns about environmental impacts or similar matters, sentiments toward us or our products could be negatively impacted, and our business, results of operations or financial condition could suffer.

Our operations are and will be subject to international, federal, state and local environmental laws and regulations, and such laws and regulations could directly increase the cost of energy, which may have an effect on the way we manufacture products or utilizes energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our products. Environmental regulations require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in required recovery and recycling of our products. Environmental and health and safety laws and regulations can be complex, and we have limited experience complying with them. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties we operate, we formerly operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with our planned production facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business, prospects, financial condition and operating results.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Our business may be adversely affected by changes in automotive and laser safety regulations or concerns that drive further regulation of the automotive and laser markets.

Government product safety regulations are an important factor for our business. Historically, these regulations have imposed ever-more stringent safety regulations for vehicles and laser products. These safety regulations often require, or customers demand that, vehicles have more safety features per vehicle and more advanced safety products.

While we believe increasing automotive and laser safety standards will present a market opportunity for our products, government safety regulations are subject to change based on a number of factors that are not within our control, including, among others, new scientific or technological data, adverse publicity regarding the industry recalls and safety risks of autonomous driving and ADAS, accidents involving our products, domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products. Changes in automotive, lidar sensor and safety government regulations, especially in the autonomous driving and ADAS industries, could adversely affect our business. If government priorities shift and we are unable to adapt to changing regulations, our business may be materially and adversely affected.

Federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive and laser industry. We are subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”), including a duty to report, subject to strict timing requirements, safety defects with our products. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting actions. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation Act (“TREAD”), which requires equipment manufacturers, such as us, to comply with “Early Warning” requirements by reporting certain information to the National Highway Traffic Safety Administration (“NHTSA”), such as information related to defects or reports of injury related to our products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. If we cannot rapidly address any safety concerns or defects with our products, our business, results of operations and financial condition may be adversely affected.

The U.S. Department of Transportation issued regulations in 2016 that require manufacturers of certain autonomous vehicles to provide documentation covering specific topics to regulators, such as how automated systems detect objects on the road, how information is displayed to drivers, what cybersecurity measures are in place and the methods used to test the design and validation of autonomous driving systems. As cars that carry our sensors go into production, the obligations of complying with safety regulations could increase and it could require increased resources and adversely affect our business.

Autonomous and ADAS features may be delayed in adoption by OEMs, and our business impacted, as additional safety requirements are imposed on vehicle manufacturers.

The ADAS market is fast evolving and there is generally a lack of an established regulatory framework. Vehicle regulators globally continue to consider new and enhanced emissions requirements, including electrification, to meet environmental and economic needs as well as pursue new safety standards to address emerging traffic risks. To control new vehicle prices, among other concerns, OEMs may need to dedicate technology and cost additions to new vehicle designs to meet these emissions and safety requirements and postpone the consumer cost pressures of new autonomous and ADAS features. As additional safety requirements are imposed on vehicle manufacturers, our business may be materially impacted.

Our business may be adversely affected if it fails to comply with the regulatory requirements under the Federal Food, Drug, and Cosmetic or the Food and Drug Administration.

As a lidar technology company, we, as well as any potential collaborative partners such as distributors, are subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the Food and Drug Administration (the “FDA”). Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products. Our, or any of our potential collaborative partners such as distributors’, failure to comply with these requirements could result in enforcement action by the FDA, which could require us to cease distribution of our products, recall or remediate products already distributed to customers, or subject us to FDA enforcement.

We are subject to data privacy and cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our lidar solutions and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business and subject us to regulatory actions or litigation.

Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California recently enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share certain information collected by our solutions unless our customers choose to proactively provide such information to us, our products may evolve both to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.

We may also be affected by cyber-attacks and other means of gaining unauthorized access to our products, systems, and data. For instance, cyber criminals or insiders may target us or third parties with which it has business relationships to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated.

We are assessing the continually evolving privacy and data security regimes and measures we believe are appropriate in response. Since these data security regimes are evolving, uncertain and complex, especially for a global business like ours, it may need to update or enhance our compliance measures as our products, markets and customer demands further develop, and these updates or enhancements may require implementation costs. In addition, we may not be able to monitor and react to all developments in a timely manner. The compliance measures we do adopt may prove ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss of proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that will require us to determine, disclose and report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that our reputation may be adversely affected if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.

Risks Related to Our Intellectual Property

Despite the actions we are taking to defend and protect our intellectual property, we may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our solutions. Our efforts to protect and enforce our intellectual property rights and prevent third parties from violating our rights may be costly.

The success of our products and our business depend in part on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other international jurisdictions. We rely on a combination of patent, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection.

We cannot assure you that any patents will be issued with respect to our currently pending patent applications or that any trademarks will be registered with respect to our currently pending applications in a manner that gives us adequate defensive protection or competitive advantages, if at all, or that any patents issued to us or any trademarks registered by us will not be challenged, invalidated or circumvented. We have filed for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights, or may be difficult to enforce in practice. Our currently-issued patents and trademarks and any patents and trademarks that may be issued or registered, as applicable, in the future with respect to pending or future applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Our foreign intellectual property portfolio is not as comprehensive as our U.S. intellectual property portfolio and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to us or infringe our intellectual property.

Protecting against the unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult, particularly internationally. We believe that our patents are foundational in the area of lidar products and intend to enforce the intellectual property portfolio we have built over the years. Unauthorized parties may attempt to copy or reverse engineer our lidar technology or certain aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States.

Any such litigation, whether initiated by us or a third party, could result in substantial costs and diversion of management resources, either of which could adversely affect our business, operating results and financial condition. Even if we obtain favorable outcomes in litigation, we may not be able to obtain adequate remedies, especially in the context of unauthorized parties copying or reverse engineering our solutions.

Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products are available, and competitors based in other countries may sell infringing products in one or more markets. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, operating results, financial condition and prospects.

Third-party claims that we are infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be adversely affected.

Although we hold key patents related to our products, a number of companies, both within and outside of the lidar industry, hold other patents covering aspects of lidar products. In addition to these patents, participants in this industry typically also protect their technology, especially embedded software, through copyrights and trade secrets.

As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market, expand to new use cases and face increasing competition. In addition, parties may claim that the names and branding of our products infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding of our products in the affected territories, and we could incur other costs.

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers, and channel partners and other partners from damages and costs which may arise from the infringement by our products of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover all intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights, even if untrue, could adversely affect our relationships with our customers, may deter future customers from purchasing our products and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand and operating results.

We may in the future need to initiate infringement claims or litigation in order to try to protect our intellectual property rights. In addition to litigation where we are a plaintiff, our defense of intellectual property rights claims brought against us or our customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or obtain an injunction, and we may also lose the opportunity to license our technology to others or to collect royalty payments. An adverse determination also could invalidate or narrow our intellectual property rights and adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could adversely affect our business, reputation, operating results, financial condition and prospects.

Our intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent or the timing of any approval or grant of a patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, designs, experiences, work flows, data, processes, software and know-how.

We rely on proprietary information (such as trade secrets, designs, experiences, work flows, data, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment or other agreements with our employees, consultants, contractors and third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. There are risks we might have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.

We also rely on physical and electronic security measures to protect our proprietary information, but we cannot provide assurance that these security measures will not be breached or provide adequate protection for our property. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.

We may be subject to damages resulting from claims that we or our current or former employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers. We may be subject to damages if our current or former employees wrongfully use or disclose our trade secrets.

We may be subject to claims that we or our current or former employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of a current or former employee’s former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Being a Public Company

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these public company requirements. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. We may need to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations and may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

The rules and regulations applicable to public companies make it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Our management team has limited experience managing a public company.

Most of the members of our management team have limited to no experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Additionally, certain members of our management team were recently hired, including Hull Xu, who began serving as CFO in April 2022. Our management team has not worked together at prior companies that were publicly traded. Our management team may not successfully or efficiently manage in their new roles and responsibilities.

Our transition to being a public company subjects us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

Risks Related to Ownership of Our Shares

The Amended and Restated Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders, as applicable.

The Amended and Restated Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware or, if the Court of Chancery does not have subject matter jurisdiction, in the federal district court of the State of Delaware. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived their compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in the Amended and Restated Charter. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The Amended and Restated Charter provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. The Amended and Restated Charter also provides that to the fullest extent permitted by applicable law, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

The exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, federal courts will have exclusive jurisdiction over suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As noted above, the Amended and Restated Charter provides that the federal district courts of the United States will be, to the fullest extent permitted by applicable law, the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce the exclusive form provision. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Anti-takeover provisions contained in the Amended and Restated Charter and the Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Amended and Restated Charter and the Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	controlling the procedures for the conduct and scheduling of stockholder meetings;

●	providing for a staggered board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election;

●	granting the ability to remove directors with cause by the affirmative vote of 66 ⅔% in voting power of the outstanding shares of common stock entitled to vote thereon;

●	requiring the affirmative vote of at least 66 ⅔% of the voting power of the outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, to amend the Bylaws or Articles V, VI, VII, VIII, IX and X of the Amended and Restated Charter; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in our board of directors and our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware, as amended (“DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of common stock. Any provision of Amended and Restated Charter, the Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

The Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, the Bylaws and the indemnification agreements that we have entered into or will enter into with our directors and officers provide that:

●	we will indemnify our directors and officers for serving the Company in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	we are not obligated pursuant to the Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification; and

●	the rights conferred in the Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

Our only significant asset is the ownership of 100% of Legacy Cepton’s common stock, and we do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of the common stock.

We have no direct operations and no significant assets other than the ownership of 100% of Legacy Cepton’s common stock. We depend on Legacy Cepton’s distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly-traded company, and to pay any dividends with respect to the common stock. Applicable state law and contractual restrictions, including in agreements governing our and/or Legacy Cepton’s current and future indebtedness, as well as the financial condition and operating requirements of Legacy Cepton, may limit our ability to obtain cash from Legacy Cepton. Thus, we do not expect to pay cash dividends on the common stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in the common stock or warrants unless you sell those securities, as applicable, for a price greater than that which you paid for it. In addition, in the event that our board of directors and stockholders were to approve a sale of all of the common stock holdings of Legacy Cepton, your equity interest would be in a holding company with no material assets other than those assets and other consideration received in such transaction.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding the common stock adversely, or provide more favorable relative recommendations about our competitors, the price of shares of the common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Future issuances of debt securities and equity securities may adversely affect us, including the market price of the common stock and may be dilutive to existing stockholders.

In the future, we may incur debt or issue equity securities ranking senior to the common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future, may have rights, preferences and privileges more favorable than those of the common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of the common stock and be dilutive to existing stockholders.

In addition, we are obligated to issue Lincoln Park up to an additional 150,000 shares of our common stock as a commitment fee on August 9, 2022. Pursuant to the Purchase Agreement, Lincoln Park agreed to purchase from us a total of up to $100,000,000 of our common stock from time to time over a 36-month period (any such shares, the “Purchased Shares”). We generally have the right to control the timing and amount of any future sales of our common stock to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares of our common stock to Lincoln Park, after Lincoln Park has acquired such shares, Lincoln Park may resell all, some or none of such shares at any time or from time to time in its discretion, subject to compliance with securities laws. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

There can be no assurance we will be able to comply with the continued listing standards of Nasdaq.

Our common stock and Public Warrants are currently listed on Nasdaq under the symbol “CPTN” and “CPTNW,” respectively. Our continued eligibility for listing may depend on the number of GCAC’s shares that are redeemed. If Nasdaq delists our shares from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including, but not limited to:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that the common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the common stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because the common stock and warrants are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we are no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. Holders of our securities may be unable to sell their securities unless a market can be established and sustained.

The market price of our common stock may decline as a result of the Business Combination or other market factors.

The market values of our securities may vary significantly from their prices on the date the Business Combination Agreement was executed, or the date on which GCAC’s stockholders vote on the Business Combination and the Closing Date.

In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for our common stock. Accordingly, the valuation ascribed to us may not be indicative of the price that will prevail in the trading market. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

The market price of our common stock may decline as a result of the Business Combination and for a number of other reasons including if:

●	investors react negatively to the prospects of our business and the Business Combination;

●	the effect of the Business Combination on our business and prospects is not consistent with the expectations of financial or industry analysts;

●	we do not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial or industry analysts;

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	changes in financial estimates and recommendations by securities analysts concerning us or the transportation industry in general;

●	operating and share price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products and technologies on a timely basis;

●	changes in laws and regulations affecting our business;

●	our ability to meet compliance requirements;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of our shares of common stock available for public sale; or

●	any major change in our board of directors or management.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the common stock to decline.

The sale of shares of the common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of the common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

All shares issued in the Business Combination to Legacy Cepton stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates.

In connection with the Business Combination, certain Legacy Cepton stockholders, who collectively own 127,613,704 shares of the common stock have agreed, subject to certain exceptions, not to dispose of or hedge any of their shares of the common stock or securities convertible into or exchangeable for shares of the common stock during the period from February 10, 2022 continuing through the earliest of: (i) February 10, 2023, (ii) the last trading day when the last reported sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for 20 trading days within any 30-trading day period commencing at least 60 days after February 10, 2022, or (iii) such date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the our stockholders having the right to exchange their shares of the common stock for cash, securities or other property.

Any Purchased Shares will also be registered under a registration statement and become eligible for sale in the public market. In addition, the 15,123,142 shares of the common stock reserved for future issuance under the 2022 Plan and 3,080,960 shares reserved for further issuance under the ESPP will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. We are expected to file one or more registration statements on Form S-8 under the Securities Act to register shares of the common stock or securities convertible into or exchangeable for shares of the common stock issued pursuant to the 2022 Plan and ESPP. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. The initial registration statement on Form S-8 is also expected to cover shares of common stock issuable upon exercise of outstanding Legacy Cepton equity awards that were outstanding and assumed by Cepton in connection with the Closing.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of the common stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of the common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

If, after listing, we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by it to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We qualify as an “emerging growth company” as well as a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We qualify as an “emerging growth company” within the meaning of the Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) ending December 31, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Investors may find our securities less attractive because we will rely on these exceptions. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of the common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, we may also make comparison of our financial statements with other public companies difficult or impossible.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we give notice of redemption. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you to: (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants. Because the $18.00 trading price referred to above substantially exceeds the current trading price of our common stock and we have registered for resale a substantial number of shares of our common stock, the sale of which could cause the price of our common stock to decrease, we may be unable to redeem the Public Warrants and the Public Warrants may expire worthless.

Item 2. Recent Sales of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities and Use of Proceeds

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of August 4, 2021, by and among GCG, Merger Sub and Legacy Cepton (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by GCAC on August 5, 2021).
2.2	Amendment to Business Combination Agreement, dated as of January 21, 2022, by and among GCAC, Merger Sub and Legacy Cepton (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by GCAC on January 24, 2022).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Cepton on February 10, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Cepton on February 10, 2022).
4.1	Warrant to Purchase Stock for Legacy Cepton (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by GCAC on January 5, 2022).
10.1++	Employment Agreement, dated April 5, 2022, between the Company and Hull Xu (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cepton on April 5, 2022).
10.2	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by GCAC on August 5, 2021).
10.3	Form of PIPE Subscription Agreement Amendment (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by GCAC on February 9, 2022).
10.4++	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by Cepton on February 10, 2022).
10.5++	Cepton, Inc. 2022 Equity Incentive Plan and Forms of Award Agreements (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed by Cepton on April 12, 2022).
10.6++	Cepton, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by Cepton on February 10, 2022).
10.7++	Legacy Cepton Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by Cepton on February 10, 2022).
10.8	Loan Agreement, dated January 4, 2022, by and between Legacy Cepton and Trinity Capital Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by GCAC on January 5, 2022).
10.9	Pledge Agreement, dated January 4, 2022, by and between Legacy Cepton and Trinity Capital Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by GCAC on January 5, 2022).
10.10	Participation Rights Agreement, dated January 4, 2022, by and between Legacy Cepton and Trinity Capital Inc. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by GCAC on January 5, 2022).
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

++	Indicates a management or compensatory plan.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPTON, INC.

Date: May 13, 2022		/s/ Jun Pei
	Name:	Jun Pei
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022		/s/ Hull Xu
	Name:	Hull Xu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)