Form 10-Q
period 2022-06-30
Cepton, Inc.
filed 2022-08-11
CIK 1498233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Registrant’s telephone number, including area code: 408 - 459-7579

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

As of August 1, 2022, 155,608,919 shares of common stock, par value $0.00001, of the registrant were issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or imply future events or trends or that are not statements of historical matters. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The Company cautions readers of this Report that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results to differ materially from the expected results. These factors include the information set forth in Part II, Item 1A, of this Report under the heading “Risk Factors”, which we encourage you to carefully read. Forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services, the potential success of the Company’s marketing and expansion strategies, and the potential for the Company to achieve design awards. These statements are based on various assumptions, whether or not identified in this Report, and on the current expectations of the Company’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Cepton, Inc.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CEPTON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS

Current assets:
Cash and cash equivalents	$4,538	$3,654
Short-term investments	26,500	2,836
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	1,676	500
Inventories	2,990	2,523
Right-of-use assets	813	—
Prepaid expenses and other current assets	6,681	6,998
Total current assets	43,198	16,511
Property and equipment, net	1,019	480
Other assets	1,687	293
Total assets	$45,904	$17,284

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,489	$2,547
Operating lease liabilities	1,069	—
Accrued expenses and other current liabilities	2,447	2,777
Total current liabilities	6,005	5,324
Long-term debt	9,311	—
Warrant liability	631	—
Earnout liability	2,690	—
Other long-term liabilities	320	23
Total liabilities	18,957	5,347

Commitments and contingencies (Note 17)

Convertible preferred stock:
Convertible preferred stock – Par value $0.00001 per share – No shares authorized at June 30, 2022; 22,806,009 shares authorized at December 31, 2021; No shares issued and outstanding at June 30, 2022; 21,671,491 shares issued and outstanding at December 31, 2021 (aggregate liquidation preference of $96.7 million at December 31, 2021)	—	99,470

Stockholders’ equity (deficit):
Preferred stock – Par value $0.00001 per share – 5,000,000 shares authorized at June 30, 2022; No shares authorized at December 31, 2021; No shares issued and outstanding at June 30, 2022 or December 31, 2021	—	—
Common stock – Par value $0.00001 per share – 350,000,000 and 75,000,000 shares authorized at June 30, 2022 and December 31, 2021; 154,473,354 and 67,645,189 shares issued and outstanding at June 30, 2022 and December 31, 2021	2	—
Class F stock – Par value $0.00001 per share – No shares of Class F stock authorized as of June 30, 2022; 8,402,000 shares authorized at December 31, 2021; No shares of Class F stock issued and outstanding as of June 30, 2022; 8,372,143 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	80,445	7,949
Accumulated other comprehensive loss	(103)	(43)
Accumulated deficit	(53,397)	(95,439)
Total stockholders’ equity (deficit)	26,947	(87,533)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$45,904	$17,284

See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lidar sensor and prototype revenue	$1,441	$895	$2,863	$1,333
Development revenue	1,118	—	1,181	—
Total revenue	$2,559	$895	$4,044	$1,333

Lidar sensor and prototype cost of revenue	2,520	1,318	3,736	2,436
Development cost of revenue	562	—	598	—
Total cost of revenue	3,082	1,318	4,334	2,436
Gross profit (loss)	(523)	(423)	(290)	(1,103)

Operating expenses:
Research and development	8,386	6,110	16,140	10,990
Selling, general and administrative	7,189	3,669	15,232	6,473
Total operating expenses	15,575	9,779	31,372	17,463
Operating loss	(16,098)	(10,202)	(31,662)	(18,566)
Other income (expenses)
Change in fair value of earnout liability	15,630	—	72,308	—
Change in fair value of warrant liability	1,904	—	2,684	—
Other income (expense), net	4	—	6	2
Interest (expense) income, net	(585)	3	(1,278)	14
Income (loss) before income taxes	855	(10,199)	42,058	(18,550)
Provision for income taxes	(12)	(2)	(16)	(11)

Net income (loss)	$843	$(10,201)	$42,042	$(18,561)

Net income (loss) per share, basic	$0.01	$(0.15)	$0.31	$(0.28)
Net income (loss) per share, diluted	$0.01	$(0.15)	$0.29	$(0.28)
Weighted-average common shares, basic	154,108,677	67,063,086	135,160,187	66,899,962
Weighted-average common shares, diluted	161,831,284	67,063,086	145,187,227	66,899,962

Net income (loss)	$843	$(10,201)	$42,042	$(18,561)
Other comprehensive loss, net of tax:
Changes in unrealized loss on available-for-sale securities	(37)	1	(48)	(4)
Foreign currency translation adjustments	(8)	(4)	(12)	(12)
Total other comprehensive loss, net of tax	(45)	(3)	(60)	(16)
Comprehensive income (loss)	$798	$(10,204)	$41,982	$(18,577)

See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(unaudited)

	Convertible Preferred Stock		Preferred Stock		Common Stock		Class F Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance — December 31, 2021	21,671,491	$99,470	—	—	27,618,907	$—	8,372,143	$—	$7,949	$(43)	$(95,439)	$(87,533)
Retroactive application of exchange ratio	31,407,080	—	—	—	40,026,282	—	12,133,201	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(53,078,571)	(99,470)	—	—	53,078,571	1	—	—	99,470	—	1	99,472
Conversion of Class F stock to common stock	—	—	—	—	20,505,344	—	(20,505,344)	—	—	—	—	—
Reverse recapitalization, net of transaction costs	—	—	—	—	11,845,943	1	—	—	(33,051)	—	—	(33,050)
Exercise of Trinity warrants	—	—	—	—	237,571	—	—	—	547	—	—	547
Exercise of SVB warrants	—	—	—	—	146,954	—	—	—	—	—	—	—
Issuance of common stock to LPC as commitment shares	—	—	—	—	—	—	—	—	1,598	—	—	1,598
Exercise of stock options	—	—	—	—	511,890	—	—	—	273	—	—	273
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,357	—	—	1,357
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(11)	—	(11)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	—	—	—	—	41,198	41,198
Balance — March 31, 2022	—	—	—	—	153,971,462	2	—	—	78,143	(58)	(54,240)	23,847
Exercise of stock options	—	—	—	—	404,167	—	—	—	211	—	—	211
Issuance of common stock to LPC	—	—	—	—	21,186	—	—	—	50	—	—	50
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,229	—	—	2,229
Vesting of early exercised options	—	—	—	—	45,923	—	—	—	38	—	—	38
Incremental direct transaction costs related to reverse recapitalization	—	—	—	—	—	—	—	—	(226)	—	—	(226)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—		(37)	—	(37)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	—	—	—	—	843	843
Balance — June 30, 2022	—	—	—	—	154,442,738	2	—	—	80,445	(103)	(53,397)	26,947

	Convertible Preferred Stock		Preferred Stock		Common Stock		Class F Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance — December 31, 2020 (as previously reported)	21,671,491	$99,470	—	—	27,184,882	$—	8,372,143	$—	$2,286	$(18)	$(58,197)	$(55,929)
Retroactive application of exchange ratio	31,407,080	—	—	—	39,397,728	—	12,133,201	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	177,602	—	—	—	254	—	—	254
Stock-based compensation	—	—	—	—	—	—	—	—	298	—	—	298
Unrealized gain/loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,359)	(8,359)
Balance — March 31, 2021	53,078,571	99,470	—	—	66,760,212	—	20,505,344	—	2,838	(31)	(66,556)	(63,749)
Exercise of stock options	—	—	—	—	50,500	—	—	—	80	—	—	80
Share-based compensation	—	—	—	—	—	—	—	—	1,779	—	—	1,779
Unrealized gain/loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	1	—	1
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,201)	(10,201)
Balance — June 30, 2021	53,078,571	99,470	—	—	66,810,712	—	20,505,344	—	4,697	(33)	(76,757)	(72,093)

See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42,042	$(18,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	96
Stock-based compensation	3,586	2,076
Amortization of right-of-use asset	642	—
Amortization, other	800	153
Change in fair value of earnout liability	(72,308)	—
Change in fair value of warrant liability	(2,684)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,176)	(87)
Inventories	(466)	387
Prepaid expenses and other current assets	(670)	(2,590)
Other long-term assets	(1,406)	(279)
Accounts payable	(178)	(328)
Accrued expenses and other current liabilities	(148)	1,136
Operating lease liabilities	(753)	—
Other long-term liabilities	298	1
Net cash used in operating activities	(32,274)	(17,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(567)	(23)
Purchases of short-term investments	(32,368)	(8,455)
Proceeds from sales of short-term investments	5,902	2,515
Proceeds from maturities of short-term investments	2,773	24,800
Net cash provided by (used in) investing activities	(24,260)	18,837

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Business Combination and private offering	76,107	—
Payments of Business Combination and private offering transaction costs	(28,897)	—
Proceeds from issuance of debt and warrants, net of debt discount	9,724	—
Proceeds from issuance of common stock options, net of repurchases	447	259
Proceeds from issuance of common stock	50	—
Net cash provided by financing activities	57,431	259

Effect of exchange rate changes on cash	(13)	(12)

Net increase in cash and cash equivalents	884	1,088
Cash and cash equivalents, beginning of period	3,654	11,312
Cash and cash equivalents, end of period	$4,538	$12,400
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$444	$—
Cash paid for income taxes	$12	$2
Business Combination transaction costs, accrued but not paid	$267	$352

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Purchases of property and equipment in accounts payable	$120	$—
Vesting of early exercised stock options	$76	$76
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,789	$—

See accompanying notes to the condensed consolidated financial statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Cepton, Inc., and its wholly owned subsidiaries, (collectively the “Company”) formerly known as Growth Capital Acquisition Corp. (“GCAC”), was originally incorporated in Delaware on January 4, 2010, under the name PinstripesNYS, Inc. GCAC changed its name to Growth Capital Acquisition Corp. on February 14, 2020. GCAC was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 2, 2021, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq National Market (“Nasdaq”). On August 4, 2021, GCAC entered into a Business Combination Agreement (as amended, the “Merger Agreement”) with Cepton Technologies, Inc. (“Legacy Cepton”) and GCAC Merger Sub Inc., a wholly owned subsidiary of GCAC (“Merger Sub”). On February 10, 2022 (the “Closing Date”), the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, GCAC changed its name to Cepton, Inc. and its shares and public warrants began trading on the Nasdaq under the symbols “CPTN” and “CPTNW”, respectively. As a result of the Business Combination, Cepton, Inc. became the owner, directly or indirectly, of all of the equity interests of Legacy Cepton and its subsidiaries.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2022, the Company had cash and cash equivalents of $4.5 million, short-term investment of $26.5 million, and an accumulated deficit of $53.4 million. During the six months ended June 30, 2022, the Company incurred an operating loss of $31.7 million and had negative cash flows from operating activities of $32.3 million. Although much of the negative cash flow resulted from an increase in expenses for research and development projects and administrative expenses to support growth of the Company, the Company expects to continue to invest in research and development and generate operating losses in the future.

The Company is subject to risks and uncertainties frequently encountered by early-stage companies including, but not limited to, the uncertainty of successfully developing its products, securing certain contracts, building its customer base, successfully executing its business and marketing strategy and hiring appropriate personnel.

To date, the Company has been funded primarily by equity financings, convertible promissory notes and the net proceeds we received through the Business Combination, PIPE offering, and private placements of the Legacy Cepton convertible preferred stock. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives.

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

As of June 30, 2022 and December 31, 2021, two and three customers, respectively, as of each period accounted for more than 10% of accounts receivable.

Customers with revenue equal to or greater than 10% of total revenue for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	52%	71%	44%	58%
Customer B	25%	1%	26%	1%

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, estimating the standalone selling prices of performance obligations for revenue recognition, allowances for doubtful accounts, inventory valuation and reserves, valuation allowance for deferred tax assets, share-based compensation including the fair value of the Company’s common stock, useful lives of property and equipment, income tax uncertainties, the valuation of certain derivative liabilities, and other loss contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial condition and results of operations.

Product Warranties

The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Through June 30, 2022, there were immaterial changes to the accrued warranty liability which was recorded in accrued expenses and other current liabilities on the consolidated balance sheet.

Recently Adopted Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The Company is required to apply the amendments within this ASU prospectively to modifications or exchanges occurring on or after the effective date of the amendment. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard beginning on January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is effective for the Company beginning January 1, 2022. The standard eliminates certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and makes amendments to other areas with a focus on simplification and consistent application of US GAAP. The Company adopted this standard beginning January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the previous accounting guidance for leases included within ASC 840. Under the new guidance, a lessee is required to recognize assets and liabilities for finance and operating leases. The ASU also requires disclosures on the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard beginning January 1, 2022, using a modified retrospective approach that included a number of optional practical expedients that the Company elected to apply. See Note 16 for disclosure on the impact of adopting this standard.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize credit losses and impairment of financial assets recorded at amortized cost. Currently, the credit loss and impairment model for loans and leases is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the new current expected credit loss (“CECL”) model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. As the Company is an emerging growth company, the standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures from the adoption of this update.

Note 2. Business Combination

The Business Combination was accounted for as a reverse recapitalization as Legacy Cepton was determined to be the accounting acquirer under FASB ASC Topic 805, Business Combinations (ASC 805). The determination is primarily based on the evaluation of the following facts and circumstances:

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

Recapitalization

In connection with the Business Combination, the following occurred to recapitalize the Company:

●	Shares of Legacy Cepton convertible preferred stock and Class F stock issued and outstanding, were converted into common stock of Legacy Cepton, and thereafter, all shares of Legacy Cepton common stock were subsequently converted into the Company’s Class A common stock, par value $0.0001 per share, at a rate of approximately 2.449 (the “Exchange Ratio”);

●	Vested stock options to purchase or receive shares of Legacy Cepton common stock (see Note 12) converted into options to purchase or receive shares of the Company’s Class A common stock, par value $0.0001 per share, in accordance with the Exchange Ratio;

●	Outstanding warrants, whether vested or unvested, to purchase shares of Legacy Cepton common stock (see Note 14) converted into shares of the Company’s Class A common stock, par value $0.0001 per share, in accordance with the Exchange Ratio;

●	Outstanding unvested stock options to purchase or receive shares of Legacy Cepton common stock (see Note 12) converted into unvested stock options to purchase or receive shares of the Company’s Class A common stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to the Exchange Ratio;

●	The Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 355,000,000 shares, of which 350,000,000 shares were designated common stock, $0.00001 par value per share, and of which 5,000,000 shares were designated preferred stock, $0.00001 par value per share and to reclassify each share of Class A common stock and Class B common stock into one share of common stock.

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

Transaction Costs

The Company incurred direct and incremental costs of approximately $31.8 million in connection with the Business Combination and the related equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. An approximate additional $2.6 million of transaction costs were recorded in general and administrative expense related to the liability classified instruments assumed subsequent to the Business Combination. Lastly, the Company recognized approximately $4.4 million and $1.9 million of prepaid director and officer insurance in prepaid expenses and other current assets and other long-term assets, respectively, in the condensed consolidated balance sheet.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $76.1 million from the Business Combination and PIPE Investment, offset by total transaction costs of $40.7 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity (deficit) for the period ended June 30, 2022 (in thousands):

Cash – Trust and cash, net of redemptions	$16,607
Cash – PIPE Investment	59,500
Gross Proceeds from the Business Combination	76,107
Less: transaction costs and advisory fees, paid	(31,530)
Net proceeds from the Business Combination	44,577
Less: transaction costs and advisory fees, accrued	(267)
Less: Private Placement Warrants assumed	(2,588)
Less: Earnout liability assumed	(74,998)
Reverse recapitalization, net	(33,276)
Add: Private Placement Warrants assumed	2,588
Add: Earnout liability assumed	74,998
Add: Transaction costs recorded to general and administrative expense	2,633
Add: Transaction costs accrued	267
Business Combination proceeds, net	$47,210

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

GCAC Class A common stock, outstanding prior to Business Combination	17,250,000
Less: Redemption of GCAC Class A common stock	(15,589,540)
Class A common stock of GCAC	1,660,460
GCAC founder shares	4,312,500
GCAC shares issued in PIPE Investment	5,950,000
Business Combination and PIPE shares	11,922,960
Legacy Cepton shares	142,075,043
Class A common stock immediately after Business Combination	153,998,003

The number of Legacy Cepton shares was determined as follows:

	Legacy Cepton shares	Legacy Cepton shares, after Exchange Ratio
Balance at December 31, 2021	27,618,907	67,645,189
Convertible preferred stock	21,671,491	53,078,571
Class F stock	8,372,143	20,505,344
Option exercises (1)	259,348	635,204
Warrants exercises (2)	86,041	210,735
Total		142,075,043

(1)	Option exercises during the period of January 1, 2022 to February 10, 2022.
(2)	Represents warrants that were net exercised prior to the Business Combination (See Note 14).

Note 3. Revenue

The Company disaggregates its revenue from contracts with customers by country of domicile based on the shipping location of the customer. Total revenue disaggregated by country of domicile is as follows (dollars in thousands):

	Three Months Ended June 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue

Revenue by country of domicile:
United States	$880	34%	$41	5%
Japan	1,462	58%	695	77%
Other	217	8%	159	18%
Total	$2,559	100%	$895	100%

	Six Months Ended June 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue

Revenue by country of domicile:
United States	$1,493	37%	$252	19%
Japan	2,264	56%	875	66%
Other	287	7%	206	15%
Total	$4,044	100%	$1,333	100%

As of June 30, 2022 and December 31, 2021, the Company had $0 and $309 thousand of contract liabilities included in accrued expenses and other current liabilities, respectively, and no contract assets.

Note 4. Fair Value Measurement

The following table summarize our assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$3,487	$—	$—	$3,487
Total cash equivalents	$3,487	$—	$—	$3,487
Short-term investments:
Commercial paper	$—	$11,543	$—	$11,543
U.S. treasury securities	—	2,488	—	2,488
U.S. government agency securities	—	6,937	—	6,937
Corporate debt securities	—	5,532	—	5,532
Total short-term investments	—	26,500	—	26,500
Total assets measured at fair value	$3,487	$26,500	$—	$29,987

Liabilities:
Private placement warrants	$—	$631	$—	$631
Earnout liability	—	—	2,690	2,690
Total liabilities measured at fair value	$—	$631	$2,690	$3,321

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$932	$—	$—	$932
Total cash equivalents	$932	$—	$—	$932
Short-term investments:
Corporate debt securities	$—	$2,836	$—	$2,836
Total short-term investments	—	2,836	—	2,836
Total assets measured at fair value	$932	$2,836	$—	$3,768

Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments consist of investment securities with original maturities greater than three months but less than twelve months and are included as current assets in the condensed consolidated balance sheets. For corporate debt securities, the fair value as of June 30, 2022 and December 31, 2021 approximates amortized cost basis.

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

Note 5. Inventories

Inventories consist of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$1,230	$891
Work-in-process	1,092	518
Finished goods	668	1,114
Total inventories	$2,990	$2,523

Inventories are carried and depicted above at the lower of cost or net realizable value. Write-downs were immaterial for the three and six months ended June 30, 2022 and were $154 thousand and $623 thousand for the three and six months ended June 30, 2021, respectively.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Deferred transaction costs	$1,598	$4,688
Other prepaid expenses	396	1,153
Payroll tax receivable	865	980
Prepaid insurance	3,483	162
Prepaid rent	—	11
Other current assets	339	4
Total prepaid expenses and other current assets	$6,681	$6,998

Note 7. Property and Equipment, Net

Property and equipment, net, consists of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$1,293	$698
Automobiles	101	101
Leasehold improvements	189	120
Computer and equipment	109	87
Total property, and equipment	1,692	1,006
Less: accumulated depreciation and amortization	(673)	(526)
Total property and equipment, net	$1,019	$480

Depreciation and amortization related to property and equipment was $147 thousand and $96 thousand for the six months ended June 30, 2022 and 2021, respectively. Depreciation and amortization related to property and equipment was immaterial for the three months ended June 30, 2022 and 2021, respectively.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accrued expenses and taxes	$2,400	$1,977
Accrued unvested option liability	25	101
Deferred revenue	—	308
Deferred rent	—	373
Warranty reserve	22	18
Total accrued expenses	$2,447	$2,777

Note 9. Debt

Trinity Loan Agreement

On January 4, 2022, Legacy Cepton entered into a loan and security agreement and subsequent amendments (“Trinity Loan Agreement”) with Trinity Capital Inc. (“Trinity”) to borrow up to $25.0 million through January 1, 2023 at a floating per annum rate equal to the greater of (i) 10.75% or (ii) the prime rate plus 7.0%. The loan has a maturity date of February 1, 2026. In connection with the Trinity Loan Agreement, Legacy Cepton issued a warrant to purchase 96,998 shares of common stock with an exercise price of $16.89 per share (see Note 14). Legacy Cepton accounted for the issuance of the warrant as a commitment fee asset recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. The fair value of the warrant was estimated to be $1.3 million on the date of issuance. On January 4, 2022, Legacy Cepton borrowed $10.0 million under the agreement, incurring $0.3 million in transaction costs which were accounted for as a debt discount. Legacy Cepton also recognized a pro rata portion of the warrant fair value as a debt discount related to the $10.0 million loan. Amortization of debt discounts, in accordance with the effective interest method, are recorded as interest expense in the accompanying condensed consolidated statement of operations and comprehensive income (loss). Obligations under the Trinity Loan Agreement are secured by interest in substantially all of the Company’s assets. The agreement contains customary affirmative and negative covenants.

For the three and six months ended June 30, 2022, the Company recognized $0.7 million and $1.4 million in interest expense, respectively, in connection with the borrowings under the Trinity Loan Agreement.

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

As of June 30, 2022, the Company had authorized 350,000,000 shares of common stock, each with a par value of $0.00001. As of June 30, 2022, there were 154,473,354 shares of common stock issued and outstanding.

Lincoln Park Transaction

On November 24, 2021, Legacy Cepton entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “LPC”), pursuant to which Lincoln Park has agreed to purchase up to $100.0 million of common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period (the “Purchase Agreement”) after the consummation of the Business Combination and certain other conditions set forth in the Purchase Agreement. The Company may, from time to time and at its sole discretion, direct Lincoln Park to purchase Class A common stock in accordance with daily dollar thresholds as determined within the Purchase Agreement. The purchase price per share for Class A common stock will be the lower of: (i) the lowest trading price for shares of Class A common stock on the market in which it is listed, on the applicable purchase date and (ii) the average of the three (3) lowest closing sale price for Class A common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date. In consideration for entering into the Purchase Agreement, the Company issued 50,000 shares of Class A common stock to Lincoln Park as a commitment fee on the date of the closing of the Business Combination. The Company is obligated to issue up to an additional 150,000 shares of Class A common stock as a commitment fee 180 days after the date of the closing of the Business Combination. The issuance date fair market value for the 200,000 shares is recorded as a deferred transaction cost asset which will be ratably charged against paid-in capital upon future proceeds from the sale of common stock under the Purchase Agreement. The fair market value of the share issuances was derived using the $7.99 per share closing price of Class A common stock on February 10, 2022. The fair market value of the 200,000 shares issuable upon Closing is offset within paid-in capital.

As of June 30, 2022, 21,186 shares of common stock were sold to Lincoln Park under the Purchase Agreement.

Class F Stock

Holders of Legacy Cepton’s Class F stock were entitled to the same voting rights as the equivalent number of common stock on an as-converted basis, and to receive dividends when, as and if declared by the board of directors. The holders had conversion rights for conversion into shares of common stock and preferred stock. The holders were subject to vesting terms wherein each holder acquired a vested interest in the stock over a service period of four years.

Upon the closing of the Business Combination, the 8,372,143 shares of Legacy Cepton Class F stock issued and outstanding were converted into 8,372,143 shares of common stock of Legacy Cepton and then subsequently converted into 20,505,344 shares of Class A common stock of the Company at the Exchange Ratio.

Note 12. Stock-Based Compensation

Equity Incentive Plans

On July 5, 2016, Legacy Cepton adopted the 2016 Stock Plan (the “2016 Plan”) under which 4,800,000 shares of Legacy Cepton’s common stock were reserved for issuance to employees, nonemployee directors, consultants, and advisors. As of December 31, 2021, there were 9,187,533 shares of common stock reserved for issuance. As of June 30, 2022, there were no shares available for future issuance. At December 31, 2021, 1,472,512 shares were available for future issuance.

As a result of the Business Combination, the Company no longer grants new incentive awards under the 2016 Plan. Incentive awards existing under the 2016 Plan immediately prior to the Business Combination were converted into options to receive shares of common stock through application of the Exchange Ratio (“Post Conversion Awards”).

On February 10, 2022, the Company adopted the 2022 Stock Plan (the “2022 Plan”) under which 15,123,142 shares of the Company’s common stock were reserved for issuance to employees, nonemployee directors, consultants, and advisors. Per the terms of the 2022 Plan, in the event any post conversion awards issued and outstanding under the 2016 Plan are cancelled, terminated, or expire, said number of shares will be made available for issuance under the 2022 Plan. The share limit shall automatically increase on the first trading day in January of every calendar year during the term of the 2022 Plan, by an amount equal to the lesser of (i) two percent (2%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of common stock as may be established by the board of directors. As of June 30, 2022, there were 10,477,359 shares of common stock reserved for issuance under the 2022 Plan.

Restricted Common Stock Awards

Unvested early exercise options or SARs are considered restricted shares and are subject to repurchase by the Company in the event the shareholders’ employment is terminated. The Company may, at its option, repurchase said shares at the lesser of (i) the price paid by the shareholder to exercise the award or (ii) the fair market value of the Company’s common stock determined on the date of the repurchase. During the vesting term, each holder of restricted stock awards is deemed to be a common stock shareholder and, accordingly, shall have dividend and voting rights.

On August 20, 2020, Legacy Cepton granted 150,000 early exercise option awards under the 2016 Plan to an independent contractor. The options vest over 24 equal monthly installments beginning on August 10, 2020. On December 29, 2020, the option holder elected to early exercise all granted awards, purchasing the related shares for $2.02 per share or aggregate consideration of $303 thousand. At the time of exercise, 25,000 shares were fully vested with the remainder being unvested. On the date of purchase, Legacy Cepton recognized the vested portion purchased as common stock issued with additional paid in capital. The Company recognized a liability associated with the unvested restricted shares, recording a liability included in accrued expenses of $25 thousand and $101 thousand as of June 30, 2022 and December 31, 2021, respectively. As shares of restricted stock vest, the Company will reclassify the liability to common stock and additional paid in capital. The Company did not grant any early exercise options during the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, the Company had not repurchased any of the unvested restricted shares. The fair value of Legacy Cepton’s common stock on the date the early exercise options were granted was $2.02 per share. The fair value of Legacy Cepton’s common stock on the date the restricted shares were issued was $3.07 per share. The total intrinsic value of outstanding unvested restricted stock awards was $48 thousand as of June 30, 2022.

Incentive Stock Options and Nonqualified Stock Options

A summary of the Company’s employee and nonemployee stock option activity for the six months ended June 30, 2022 and 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	6,796,114	$4.66	7.5	$126,591
Retroactive application of Exchange Ratio	9,849,028	(2.75)
Outstanding as of December 31, 2021	16,645,142	1.91
Granted	561,050	9.12
Exercised	(917,012)	0.49
Expired/Forfeited	(834,181)	4.01
Outstanding as of June 30, 2022	15,454,999	$2.14	7.1	$10,170
Exercisable, June 30, 2022	9,856,212	$1.18	6.2	$8,965
Vested and expected to vest as of June 30, 2022	15,454,999	$2.14	7.1	$10,170

During the six months ended June 30, 2022 and 2021, the estimated weighted-average grant-date fair value of options granted was $3.66 and $2.87 per share, respectively. As of June 30, 2022, there was $11.9 million of unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted-average period of 2.3 years. The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $3.9 million and $0.7 million, respectively. The Company recognizes forfeitures as they occur.

Restricted Stock Units

The Company granted restricted stock units (“RSUs”) under the 2022 Plan in the second quarter of 2022. Each RSU granted under the 2022 Plan represents a right to receive one share of the Company’s Class A common stock when the RSU vests. RSUs generally vest over a period of one to four years based on fulfilling a service condition. The fair value of RSU is equal to the fair value of the Company’s common stock on the date of grant.

No RSUs were granted during the six months ended June 30, 2021.

A summary of the Company’s RSU activity for the six months ended June 30, 2022 is presented below:

	Shares	Weighted Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	4,438,153	$2.82
Released	—	$—
Forfeited	(99,923)	$2.91
Outstanding as of June 30, 2022	4,338,230	$2.81

As of June 30, 2022, there was $11.5 million of unrecognized stock-based compensation expense related to unvested RSUs expected to be recognized over a weighted-average period of 2.7 years. The total intrinsic value of RSUs outstanding at June 30, 2022 was $6.8 million. The Company recognizes forfeitures as they occur.

Performance-based Stock units

The Company granted 123,000 shares of performance-based stock units (“PSUs”) under the 2022 Plan in the second quarter of 2022, with 66,000 shares in the first tranche and 57,000 shares in the second tranche. Each grant to consist of two market-based vesting tranches, with the first tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the Company’s closing stock price exceeds $15.00 per share or (ii) the Company’s market capitalization exceeds $2.1 billion; and the second tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the Company’s closing stock price exceeds $17.50 per share or (ii) the Company’s market capitalization exceeds $2.5 billion, provided in each case that the applicable stock price or market capitalization goal must be achieved no later than February 10, 2025 for the applicable tranche to vest, and provided further that the vesting of each tranche is subject to the grantee’s continued employment with the Company through the day on which the applicable goal is achieved.

The fair value of the PSUs at valuation date was determined using a Monte Carlo valuation model that utilizes significant assumptions, including expected volatility, dividend yield, stock price as of the valuation date, market capitalization targets and the corresponding share price targets necessary for each tranche of PSUs to vest, expected life, and risk-free rate.

The fair value of the PSUs at valuation date was $120 thousand with weighted average grant date fair value of $0.98, amortizing over a derived service period of 21 and 22 months for each tranche, respectively.

Stock-Based Compensation

For the three and six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to options granted to employees and nonemployees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$60	$4	$103	$20
Research and development expense	$1,152	$1,264	$1,981	$1,385
Selling, general and administrative expense	$1,027	$514	$1,502	$671
Total stock-based compensation expense	$2,239	$1,782	$3,586	$2,076

For the three months ended June 30, 2022 and 2021, the Company capitalized $50 thousand and $38 thousand, respectively, of stock-based compensation expense into inventory. For the six months ended June 30, 2022 and 2021, the Company capitalized $103 thousand and $58 thousand, respectively, of stock-based compensation expense into inventory. During the three and six months ended June 30, 2022, the Company recognized additional stock-based compensation expense of $0.3 million as a result of modification of a cancelled option of a nonemployee. There were no modifications during the three and six months ended June 30, 2021.

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

The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant periods:

	June 30, 2022	February 10, 2022 (Closing Date)
Current stock price	$1.56	$7.99
Expected volatility	77.0%	77.5%
Risk-free interest rate	2.96%	1.80%
Expected term	2.6 years	3.0 years
Expected dividend yield	0%	0%

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

At June 30, 2022, the balance of the earnout liability was approximately $2.7 million. For the three and six months ended June 30, 2022, the Company recorded a gain of $15.6 million and $72.3 million, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability.

Note 14. Warrants

Common Stock Warrants Assumed in Business Combination

As part of GCAC’s initial public offering, 8,625,000 Public Warrants were sold. Each Public Warrant allows the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of common stock. The Public Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Public Warrants are listed on the Nasdaq under the symbol “CPTNW”.

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

The Company concluded the Private Placement Warrants meet the criteria for liability classification due to the existence of a settlement provision that adjusts the settlement amount based on who the holder of the warrant is (i.e., permitted vs. non-permitted transferees). This provision causes the Private Placement Warrants to not be indexed to the Company’s own shares, resulting in liability classification. Upon consummation of the Business Combination, the fair value of the Private Placement Warrants was recorded at a value of approximately $2.6 million. The fair value of the Private Placement Warrants was remeasured on June 30, 2022 at $0.6 million. For the three and six months ended June 30, 2022, the Company recorded a gain of $1.9 million and $2.0 million, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability.

Common Stock Warrants Issued with Borrowings

In August 2019, Legacy Cepton entered into a loan and security agreement (“2019 Loan Agreement”) with Silicon Valley Bank (“SVB”) that allowed for borrowings of up to $5.0 million under a term loan through July 31, 2020. The term loan was repaid in February 2020. In connection with the 2019 Loan Agreement, Legacy Cepton issued detachable warrants to purchase an aggregate of 60,000 shares of common stock. The warrant was recorded to additional paid-in capital at an estimated fair value of $88 thousand as determined by the Black-Scholes valuation model. Immediately prior to the consummation of the Business Combination, the 60,000 warrants were net exercised and subsequently converted into 136,994 shares of common stock.

On January 4, 2022, in connection with the Trinity Loan Agreement, the Legacy Cepton issued a warrant to purchase 96,998 shares of common stock with an exercise price of $16.89 per share. The warrant was immediately exercisable and expires on January 4, 2032. The company concluded the warrant meets the criteria for liability classification due to the existence of contingent settlement provisions that could result in holders receiving differing amounts of shares depending on the Company’s stock price or the price paid in a change of control. Because the settlement is not solely determined by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event, this causes the warrant to not be indexed to the Company’s own shares, resulting in liability classification. The fair value of the warrant was initially estimated to be $1.3 million using the Black-Scholes valuation model. Immediately prior to the consummation of the Business Combination, the 96,988 warrants were net exercised and subsequently converted into 73,741 shares of common stock.

Note 15. Income Taxes

The Company’s provision for income taxes was $12 thousand and $2 thousand for the three months ended June 30, 2022 and 2021, respectively. The Company’s provision for income taxes was $16 thousand and $11 thousand for the six months ended June 30, 2022 and 2021, respectively. The Company’s income tax provision for the three and six months ended June 30, 2022, was primarily related to income taxes on earnings from its foreign tax jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to unrecognized U.S. federal and state tax benefit because of full valuation allowance the Company has established against its federal and state deferred tax assets and foreign tax rate differential from U.S. federal statutory rate. The fair value remeasurement of the earnout and warrant liabilities have no impact to U.S. federal and state net operating loss. The Company continues to maintain a full valuation allowance against the U.S. federal and state deferred tax assets.

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

The Company is subject to income taxes in the U.S. federal, state, and various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All of the Company’s tax years will remain open for examination by the federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development tax credits. The Company does not have any tax audits or other issues pending.

Note 16. Leases

The Company leases office and manufacturing facilities under non-cancelable operating leases expiring at various dates through July 2027. The Company’s lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants.

The Company adopted ASC 842 using the modified retrospective method on January 1, 2022. The most significant impact of the adoption of ASC 842 was the recognition of right-of-use, or ROU, assets and lease liabilities for operating leases of $1.4 million and $1.8 million, respectively, and a reversal of deferred rent liabilities of $0.4 million on January 1, 2022. The adoption of ASC 842 did not have a material impact on the Company’s operating results or cash flows.

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

The components of lease expense for the three and six months ended June 30, 2022 were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	$377	$743
Variable lease cost	208	420
Total operating lease cost	$585	$1,163

Supplemental cash flow information for the six months ended June 30, 2022 related to leases was as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$888
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,789

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30, 2022
Operating lease right-of-use assets:
Operating lease right-of-use assets, current	$813
Operating lease right-of-use assets, non-current	319
Total operating lease right-of-use assets	$1,132
Operating lease liabilities:
Operating lease liabilities, current	$1,069
Operating lease liabilities, non-current	284
Total operating lease liabilities	$1,353

Weighted average remaining term and discount rates were as follows (term in years):

Amount
Weighted average remaining lease term	1.67
Weighted average discount rate	13.66%

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,
2022	$951
2023	237
2024	88
2025	90
Thereafter	148
Total undiscounted lease payments	$1,514

Present value adjustment for minimum lease commitments	161
Net Lease Liabilities	$1,353

Note 17. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in various legal claims, litigation and other matters that arise in the normal course of its operations. Although there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that none of these claims, actions or proceedings are likely to have a material adverse effect on the Company's financial position.

The Company records accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. The Company has not recorded any accrual for loss contingencies associated with such legal claims, actions or litigation discussed above.

Note 18. Related Party Transactions

Revenue generated from a customer and investor was $1.3 million and $640 thousand for the three months ended June 30, 2022 and 2021, respectively. Revenue generated from the same customer and investor was $1.8 million and $770 thousand for the six months ended June 30, 2022 and 2021, respectively. Accounts receivable from this customer and investor was $871 thousand as of June 30, 2022 and was $239 thousand as of June 30, 2021.

Note 19. Basic and Diluted Net Income (Loss) Per Share

The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The Company was in a net income position for the three and six months ended June 30, 2022 and a net loss position for the three and six-months ended June 30, 2021. The Company considers its convertible preferred stock to be participating as holders of such securities have non-forfeitable dividend rights in the event of the declaration of a dividend for shares of common stock. When the Company is in a net loss position, the net loss attributable to common stockholders is not allocated to the convertible preferred stock under the two-class method as these securities do not have a contractual obligation to share in losses. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding. During the periods when there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. Net income (loss) per share calculations for all periods prior to the Business Combination have been retroactively restated to the equivalent number of shares reflecting the Exchange Ratio.

The following tables present reconciliations of the denominators of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Denominator:
Weighted-average common shares outstanding – Basic (1)	154,108,677	67,063,086	135,160,187	66,899,962
Stock options to purchase common stock and RSUs (2)	7,722,607	—	10,027,040	—
Weighted-average common shares outstanding - Diluted	161,831,284	67,063,086	145,187,227	66,899,962

(1)	Includes 150,000 shares of common stock issuable to Lincoln Park in connection with the Purchase Agreement as the shares are issuable for no consideration in lieu of a commitment fee and will be issued solely as a result of the passage of time.
(2)	Includes the weighted average unvested shares subject to repurchase of 16,748 and 23,465 as of the three and six months ended June 30, 2022, respectively.

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options to purchase common stock and RSUs	7,600,258	17,531,055	4,067,107	17,531,055
Unvested restricted stock	—	214,308	—	214,308
Preferred shares on an as-converted basis	—	53,078,571	—	53,078,571
Class F shares an as-converted basis	—	20,505,344	—	20,505,344
Shares issuable upon exercise of warrants	—	146,954	—	146,954
Total	7,600,258	91,476,232	4,067,107	91,476,232

As of June 30, 2022, 13,000,000 Earnout Shares were excluded from the table above because the shares are considered contingently issuable and the required common share price milestones were not achieved as of June 30, 2022. As of June 30, 2022, 13,800,000 common stock warrants were excluded from the table above as no shares were issuable under the treasury stock method of computing diluted earnings per share.

Note 20. Segments

The Company conducts its business in one operating segment that develops and produces lidar sensors for use in automotive and smart infrastructure industries. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis, accompanied by disaggregated information about sales and gross margin by product group. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Long-lived assets of the Company located in its country of domicile, the United States, are approximately 88%.

Note 21. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 11, 2022, the issuance date of the condensed consolidated financial statements, and determined there are no other transactions that require additional accounting or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this section to “we,” “our,” “us,” and “Cepton” generally refer to Cepton Technologies, Inc. and its consolidated subsidiaries prior to the Business Combination and to Cepton and its consolidated subsidiaries after giving effect to the Business Combination. The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements included in this Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” herein.

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

Business Combination

On February 10, 2022, the Business Combination was consummated and as a result, a subsidiary of Growth Capital Acquisition Corp. (“GCAC”), GCAC Merger Sub Inc., merged with and into Cepton Technologies, Inc. (“Legacy Cepton”). GCAC changed its name to Cepton, Inc., and the Company is now listed on the Nasdaq under the symbol “CPTN”. Legacy Cepton is deemed the accounting predecessor and Cepton, Inc. is the successor SEC registrant, which means that Legacy Cepton’s financial statements for previous periods will be disclosed in Cepton, Inc.’s future periodic reports filed with the SEC.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, GCAC is treated as the acquired company for financial statement reporting purposes. This determination is primarily based on Legacy Cepton stockholders comprising a majority of the voting power of the combined entity and having the ability to nominate the majority of the governing body of the combined entity, Legacy Cepton’s senior management comprising the senior management of the combined entity, and Legacy Cepton’s operations comprising the ongoing operations of the combined entity. For accounting purposes, the combined entity represents a continuation of the financial statements of Legacy Cepton and the Business Combination is treated as the equivalent of Legacy Cepton issuing stock for the net assets of GCAC, accompanied by a recapitalization. See Note 2 to the condensed consolidated financial statements in this Report for further information regarding the Business Combination.

As a result of our having become a publicly traded company, we have hired, and will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Market Conditions

The global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions impacted by the ongoing COVID-19 pandemic, increases in inflation rates, the ongoing conflict in Ukraine and rising fuel prices, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. While we believe the ongoing COVID-19 pandemic will act as a long-term catalyst for our vehicle sales and wider adoption of ADAS programs, the severity and duration of the impact of broader macroeconomic conditions on our business is dynamic and cannot be predicted.

For more information on our operations and risks related to our macroeconomic environment, including the impact of the COVID-19 pandemic, please see the section entitled “Risk Factors.”

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

We expect our revenue to increase as adoption increases in the automotive and smart infrastructure markets; however, the rate of adoption may vary due to many factors, including but not limited to competing technologies, time to market, changes in macroeconomic conditions, including rising inflation and interest rates, geopolitical conflicts and tensions, any of which may impact the pace and magnitude of lidar adoption and our revenues.

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

Due to recent supply chain shortages, lead times for some of our products are increasing, which may lead to a significant mismatch between supply and demand, giving rise to product shortages for both the Company and our customers, making our demand forecast more uncertain. During fiscal year 2022, we made continued efforts in broadening our supply base to scale our Company and better serve customer demand. Recent market conditions, including the impacts from the ongoing COVID-19 pandemic and the war in Ukraine, have strained global supply chains and could result in a shortage of key materials that our suppliers require to satisfy our needs. We expect continued supply constraints for some of our products, through the end of fiscal year 2022 and potentially beyond. We have placed orders for certain supply in advance of our historical lead times, paid premiums to secure future supply and capacity, and may need to continue to do so in the future. Placing orders in advance of our historical lead times to secure supply in a constrained environment may result in excess inventory, cancellation penalties, or other charges if there is a partial or complete reduction in long-term demand for our products. These actions may also increase our product costs and decrease gross margin, in addition to increased overall costs as a result of rising inflation. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our gross margin.

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

Components of Results of Operations

Revenue

We categorize our revenue as (1) lidar sensor and prototype revenue and (2) development revenue.

Lidar sensor and prototype revenue is primarily derived from the sale of components and license of technologies to tier 1 suppliers for mass market ADAS applications in the automotive market and the sale of lidar sensors directly to end-user customers in the Smart Infrastructure markets. Our lidar sensors are used in applications such as advanced driver assistance systems, autonomous vehicles, and intelligent transportation systems. Our customers include leading original equipment manufacturers and suppliers within the automotive and smart infrastructure industries. We anticipate strong revenue growth in the foreseeable future as we continue to form strategic partnerships and as the primary source of revenue shifts from prototype sales to sales of commercialized production-ready lidar sensors.

Development revenue represents arrangements with tier 1 suppliers focused on the specific customization of our proprietary lidar capabilities to the customers’ applications, typically involving development of customized lidar sensor prototypes for those customers. The timing of revenue recognition for development contracts is determined for each performance obligation based on the unique facts and circumstances within each development arrangement, which generally results in recognition at a point in time. This assessment is made at the outset of the arrangement for each performance obligation.

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

Cost of Revenue

Cost of revenue includes the manufacturing cost of our lidar sensors and components, which primarily consists of personnel-related costs directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturers and vendors. Our cost of revenue also includes cost of component inventory, product testing costs, an allocated portion of overhead costs, warranty expense, excess and obsolete inventory, and shipping costs. We expect cost of revenue to increase in absolute dollars in future periods. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our cost of revenue.

Gross Margin

Our gross margin in future periods will depend on a variety of factors including market conditions that may impact our pricing; product mix changes between established products and new products; excess and obsolete inventories; our cost structure for manufacturing operations, including third-party manufacturers, relative to volume. Our gross margin varies by product. We expect our gross margins to fluctuate over time, depending on the factors described above. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our gross margin.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of personnel-related costs, material expenses, permits, licenses, and professional services costs directly associated with our research and development activities. The remainder primarily relates to the allocated portion of overhead costs. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our lidar sensors. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as we increase our investment in software development to broaden the capabilities of our solutions and introduce new products and features.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of personnel-related costs, professional services costs, and advertising expenses directly associated with our sales and general and administrative activities. The remainder primarily relates to the allocated portion of overhead costs. We expect our selling expenses will increase in absolute dollars over time as we hire additional sales personnel, increase our marketing activities, grow our domestic and international operations, and build brand awareness. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities, and other administrative and professional services costs. We also expect to increase the size of our general and administrative function to support the foregoing as well as the growth of our business.

Change in Fair Value of Earnout and Warrant Liabilities

The change in fair value of earnout and warrant liabilities consists of the change in fair value of earnout and warrant liabilities assumed in connection with the Business Combination as well as the change in fair value of other warrant liability. We expect continued financial statement volatility from the fair value adjustments at the end of each reporting period or until the Earnout Shares are issued upon the attainment of common share price milestones or through the exercise of the warrants.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency other than the U.S. dollar and gains or losses related to the extinguishment of debt.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest earned on our cash equivalents and short-term investments in commercial paper, corporate debt securities, and available-for-sale securities. These amounts will vary based on our cash, cash equivalents and short-term investment balances, and also with market rates. Our interest income is fully offset by interest expense from our debt financings as well as accretion expense from our short-term investments.

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

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Lidar sensor and prototype revenue	$1,441	$895	$546	61%	$2,863	$1,333	$1,530	115%
Development revenue	1,118	—	1,118	NA	1,181	—	1,181	NA
Total revenue	$2,559	$895	$1,664	186%	$4,044	$1,333	$2,711	203%
Lidar sensor and prototype cost of revenue	2,520	1,318	1,202	91%	3,736	2,436	1,300	53%
Development cost of revenue	562	—	562	NA	598	—	598	NA
Cost of revenue	3,082	1,318	1,764	134%	4,334	2,436	1,898	78%
Gross margin (loss)	(523)	(423)	(100)	24%	(290)	(1,103)	813	(74%)

Operating expenses
Research and development	8,386	6,110	2,276	37%	16,140	10,990	5,150	47%
Sales, general, and administrative	7,189	3,669	3,520	96%	15,232	6,473	8,759	135%
Total operating expenses	15,575	9,779	5,796	59%	31,372	17,463	13,909	80%
Operating loss	(16,098)	(10,202)	(5,896)	58%	(31,662)	(18,566)	(13,096)	71%

Change in fair value of earnout liability	15,630	—	15,630	NA	72,308	—	72,308	NA
Change in fair value of warrant liability	1,904	—	1,904	NA	2,684	—	2,684	NA
Other income (expense), net	4	—	4	NA	6	2	4	200%
Interest income (expense), net	(585)	3	(588)	NM	(1,278)	14	(1,292)	NM
Income (loss) before income taxes	855	(10,199)	11,054	NM	42,058	(18,550)	60,608	NM

Provision for income taxes	(12)	(2)	(10)	500%	(16)	(11)	(5)	45%
Net income (loss)	$843	$(10,201)	$11,044	NM	$42,042	$(18,561)	$60,603	NM

NA: Not applicable
NM: Not meaningful

Comparison of the three and six months ended June 30, 2022 and 2021

Revenue

Lidar sensor and prototype revenue increased by approximately $0.5 million, or 61%, to $1.4 million for the three months ended June 30, 2022, from $0.9 million for the three months ended June 30, 2021. Approximately $0.6 million of the increase was driven by an increase in lidar sales volume and approximately $0.2 million related to new products sold during the period. The increase was partially offset by a $0.3 million decrease driven by decreased lidar sensor average sales price driven by customer projects maturing from proof-of-concept phase to deployment phase.

Development revenue was approximately $1.1 million for the three months ended June 30, 2022. No development revenue was recognized for the three months ended June 30, 2021. The increase relates to two development work order projects issued by Koito. During the three months ended June 30, 2022, the Company satisfied milestones defined under each of the development work order projects and recognized development revenue of $1.1 million.

Lidar sensor and prototype revenue increased by approximately $1.5 million, or 115%, to $2.9 million for the six months ended June 30, 2022, from $1.3 million for the six months ended June 30, 2021. Approximately $1.2 million of the increase was driven by an increase in lidar sales volume and approximately $0.7 million related to new products sold during the period. The increase was partially offset by a $0.5 million decrease driven by decreased lidar sensor average sales price driven by customer projects maturing from proof-of-concept phase to deployment phase.

Development revenue was approximately $1.2 million for the six months ended June 30, 2022. No development revenue was recognized for the six months ended June 30, 2021. The increase relates to two development work order projects issued by Koito. During the six months ended June 30, 2022, the Company satisfied milestones defined under each of the development work order projects and recognized development revenue of $1.2 million.

Cost of Revenue

Lidar sensor and prototype cost of revenue increased by $1.2 million, or 91%, to $2.5 million for the three months ended June 30, 2022, from $1.3 million for the three months ended June 30, 2021. The increase resulted primarily from standard costing adjustments of $0.6 million and an increase in sales volume of $0.4 million.

Development cost of revenue was $0.6 million for the three months ended June 30, 2022. No development cost of revenue was recognized for the three months ended June 30, 2021. The increase resulted primarily from the increase in development revenue described above.

Lidar sensor and prototype cost of revenue increased by $1.3 million, or 53%, to $3.7 million for the six months ended June 30, 2022, from $2.4 million for the six months ended June 30, 2021. The increase resulted primarily from an increase in sales volume of $1.0 million and standard costing adjustments of $0.2 million.

Development cost of revenue was $0.6 million for the six months ended June 30, 2022. No development cost of revenue was recognized for the six months ended June 30, 2021. The increase resulted primarily from the increase in development revenue described above.

Operating Expense

Research and development expense increased by $2.3 million, or 37%, to $8.4 million for the three months ended June 30, 2022, from $6.1 million for the three months ended June 30, 2021, resulting primarily from a $1.3 million increase in professional services costs, $0.7 million increase in personnel related costs, and a $0.3 million increase in permit and license fees.

Research and development expense increased by $5.2 million, or 47%, to $16.1 million for the six months ended June 30, 2022, from $11.0 million for the six months ended June 30, 2021, resulting primarily from a $2.3 million increase in personnel related costs, a $1.3 million increase in materials costs, a $0.9 million increase in professional services costs, and $0.4 million increase in software subscription and equipment fees.

Sales, general and administrative expense increased by $3.5 million, or 96%, to $7.2 million for the three months ended June 30, 2022, from $3.7 million for the three months ended June 30, 2021, resulting primarily from a $1.5 million increase in personnel related costs, a $1.0 million increase in directors and officers insurance related costs, and a $0.9 million increase in other general and administrative costs.

Sales, general and administrative expense increased by $8.8 million, or 135%, to $15.2 million for the six months ended June 30, 2022, from $6.5 million for the six months ended June 30, 2021, resulting primarily from a $2.7 million increase in transaction costs related to the Business Combination attributable to liability-classified instruments, a $2.6 million increase in personnel related costs, $1.7 million increase in directors and officers insurance related costs, and a $2.0 million increase in other general and administrative costs.

Change in Fair Value of Earnout and Warrant Liabilities

The earnout liability was assumed in connection with the Business Combination. The fair value of the earnout liability decreased by $15.6 million resulting in the recognition of an unrealized gain for the three months ended June 30, 2022. This is primarily due to a decrease in the Company’s common share price for the three months ended June 30, 2022. The fair value of the earnout liability decreased by $72.3 million resulting in the recognition of an unrealized gain for the six months ended June 30, 2022. This is primarily due to a decrease in the Company’s common share price from February 10, 2022 to June 30, 2022.

The fair value of the warrant liability decreased by $1.9 million for the three months ended June 30, 2022 resulting from a $1.9 million unrealized gain due to the mark-to-market adjustment on private placement warrants. The fair value of the warrant liability decreased by $2.7 million for the six months ended June 30, 2022 resulting from a $2.0 million unrealized gain due to the mark-to-market adjustment on private placement warrants and $0.7 million realized gain due to the exercise of certain liability classified warrants in connection with the Business Combination.

Interest Income (Expense)

Interest income decreased by $0.6 million for the three months ended June 30, 2022 resulting primarily from an increase in interest expense of $0.6 million related to borrowings under the Trinity Loan Agreement. Interest income decreased by $1.3 million for the six months ended June 30, 2022 resulting primarily from an increase in interest expense of $1.2 million related to borrowings under the Trinity Loan Agreement. The remaining $0.1 million relates to a decrease in interest income from short-term investments.

Income Taxes

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets for the three and six months ended June 30, 2022 and 2021. For the six months ended June 30, 2022, we had U.S. federal and state tax-effected net operating loss carryforwards available to reduce future taxable income, of which post-2017 Federal net operating loss will be carried forward indefinitely and post-2017 Federal net operating loss carryover and state net operating loss carryover and state net operating loss carryover will expire on varying dates.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, we had cash, cash equivalents, and short-term investments totaling $31.0 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments of $31.0 million are comprised of money market funds, commercial paper, corporate debt securities, and available-for-sale securities. We believe that our current cash position, including our available borrowings and Purchase Agreement with Lincoln Park, will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.

On November 24, 2021, the Company entered into a Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase up to $100.0 million of common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period after the consummation of the Business Combination and certain other conditions set forth in the Purchase Agreement. On May 11, 2022, the S-1 registration statement related to the Lincoln Park Purchase Agreement became effective and the other terms and conditions of the Purchase Agreement were satisfied, which enabled us to begin selling common stock to Lincoln Park as a source of funds.

On January 4, 2022, the Company entered into the Loan Agreement with Trinity Capital Inc. to borrow up to $25.0 million at a floating per annum rate equal to the greater of (i) 10.75% or (ii) the prime rate plus 7.0%. In connection with the Loan Agreement, the Company issued a warrant to purchase 96,998 shares of common stock with an exercise price of $16.89 per share. On January 4, 2022, the Company borrowed $10.0 million (the “Initial Advance”) under the terms of the Loan Agreement. In 2021, the Company incurred approximately $0.2 million of issuance costs related to the Loan Agreement. Immediately prior to the consummation of the Business Combination, the warrant was net exercised and subsequently converted into 73,741 shares of Class A common stock.

On June 20, 2022, the Loan Agreement with Trinity Capital Inc. was amended to, among other things, extend the commitment termination date for the remaining $15.0 million of commitments from July 1, 2022 to January 1, 2023. As of June 30, 2022, $15.0 million of unused commitments remained available.

Following the approval of the Business Combination, on February 10, 2022, the Company received net cash proceeds of $47.2 million from the Business Combination and PIPE, net of certain transaction costs.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $53.4 million as of June 30, 2022. During the six months ended June 30, 2022, we had negative cash flows from operating activities of $32.3 million. Although much of the negative cash flow resulted from an increase in engineering services and expensed materials for research and development, and continuing administrative expenses related to becoming a publicly traded company, we expect to continue to invest in research and development and generate operating losses in the future. In addition, our future capital requirements will depend on many factors, including our lidar sales volume, the timing and extent of spending to support our research and development efforts in smart vision technology, the expansion of sales and marketing activities, market adoption of new and enhanced products and features, and increased spending due to inflation and supply chain shortages. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. For information regarding our cash requirements from lease obligations and contractual obligations, see Notes 16 and 17 to the condensed consolidated financial statements included in this Report.

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

Cash Flow Summary — Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(32,274)	$(17,996)
Investing activities	(24,260)	18,837
Financing activities	57,431	259

Operating Activities

During the six months ended June 30, 2022, our operating activities used $32.3 million in cash. We recorded net income of $42.0 million; however, this was offset by $69.8 million of non-cash income and expenses consisting primarily of gains from the change in fair value of earnout and warrant liabilities of $75.0 million. These non-cash income items were partially offset by stock-based compensation expense of $3.6 million, depreciation and amortization of $0.1 million, and amortization of right-of-use assets of $0.6 million, and other amortization of $0.8 million. During the six months ended June 30, 2022, we used net cash of $4.5 million from changes in our operating assets and liabilities resulting primarily from a $1.4 million increase in other long-term assets primarily related to prepaid director and officer insurance, a $1.2 million increase in accounts receivable, a $0.1 million decrease in accrued expenses and other current liabilities due to timing of payments, a $0.8 million decrease in operating lease liabilities, a $0.5 million increase in inventories, a $0.7 million increase in prepaid expenses and other current assets due to increases in prepaid insurance offset by decreases in deferred transaction costs in connection with the closing of the Business Combination, and a $0.2 million decrease in accounts payable due to timing of payments.

During the six months ended June 30, 2021, our operating activities used $18.0 million in cash resulting primarily from our net loss of $18.6 million, which was partially offset by $2.3 million of non-cash expenses consisting primarily $2.1 million of stock-based compensation expense and $0.2 million of amortization and accretion of short-term investments. During the six months ended June 30, 2021, we used $1.8 million net cash from changes in our operating assets and liabilities resulting primarily from an increase in prepaid expenses and other current assets of $2.6 million due to transaction costs incurred in anticipation of a business combination, and a decrease in accounts payable of $0.3 million due to timing of payments. This was partially offset by an increase of $1.1 million in accrued expenses and other current liabilities and an increase of $0.4 million in inventories.

Investing Activities

During the six months ended June 30, 2022, our investing activities used $24.3 million of cash, resulting primarily from purchases of short-term investments of $32.4 million and purchases of property and equipment of $0.6 million, partially offset by proceeds from the sales and maturities of short-term investments of $8.7 million.

During the six months ended June 30, 2021, our investing activities provided $18.8 million of cash, resulting primarily from the sales and maturities of short-term investments of $27.3 million, partially offset by $8.5 million of purchases of short-term investments.

Financing Activities

During the six months ended June 30, 2022, our financing activities provided $57.4 million of cash consisting primarily of $47.2 million of net proceeds from the Business Combination and PIPE investment, $9.7 million of proceeds from the issuance of debt and warrants, and $0.4 million from proceeds from common stock option exercises.

During the six months ended June 30, 2022, our financing activities provided $0.3 million of cash consisting of proceeds from common stock option exercises.

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

Stock-Based Compensation

We recognize stock-based awards granted to our employees and directors based on the estimated grant-date fair value of the awards. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We estimate the fair value of options using the Black-Scholes option-pricing model, which requires objective and subjective assumptions such as the option’s expected term, the fair value of underlying share, risk-free interest rate, expected dividend yield, expected term, and expected volatility of our ordinary shares. The fair value of performance-based stock units with market conditions are measured at the valuation date using the Monte Carlo method. Our assumptions may differ from those used in prior periods. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense and could materially impact our results of operations.

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

The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant periods:

	June 30, 2022	February 10, 2022 (Closing Date)
Current stock price	$1.56	$7.99
Expected volatility	77.0%	77.5%
Risk-free interest rate	2.96%	1.80%
Expected term	2.6 years	3.0 years
Expected dividend yield	0%	0%

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

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Report.

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

Interest Rate Risk

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $31.0 million, which consisted of commercial paper, U.S. treasury securities, U.S. government agency securities, and corporate debt securities. The short-term investments carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio. In addition, as of June 30, 2022, the principal amount outstanding under the Trinity Loan Agreement was $10.0 million. This loan bears interest at variable rates and is subject to interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations.

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

Remediation Plan and Status

We recently promoted our Director of Finance and Accounting to Corporate Controller, and we will continue to evaluate our accounting and financial needs in light of the material weakness described above.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal claims, litigation and other matters that arise in the normal course of its operations. Although there can be no assurances and the outcome of these matters is not determinable, the Company currently believes that none of these claims, actions or proceedings are likely to have a material adverse effect on the Company's financial position.

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

Risks Related to Our Business and Industry

●	We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	Our forecasts and projections are based upon assumptions, analyses and internal estimates developed by our management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual operating results may differ materially from those forecasted or projected.

●	We continue to implement strategic initiatives designed to grow our business. These initiatives may prove more costly than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

●	If our lidar products are not selected for inclusion in ADAS and autonomous driving systems by automotive OEMs, automotive tier 1 suppliers, mobility or technology companies or their respective suppliers, our business will be materially and adversely affected.

●	Continued pricing pressures, automotive OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs may result in losses or lower than anticipated margins, which will adversely affect our results of operations and financial condition.

●	Although we believe that lidar is likely to become an essential sensor for autonomous vehicles and other emerging markets, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or develops more slowly than we expect, our business will be adversely affected.

●	We are substantially dependent on our series production award from OEM-B and our relationship with Koito, and our business and prospects will be materially and adversely affected if OEM-B’s development or launch plans for the multiple vehicle models in which our products are expected to be deployed are significantly scaled back or terminated.

●	We rely on third-party suppliers, and because some of the raw materials and key components in our products come from limited or single-source suppliers, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain, could delay deliveries of our products to customers, and could adversely affect our business, results of operations and financial condition.

●	Because our sales have been primarily to customers engaged in development of ADAS deployments in consumer vehicles and pilot projects in the Smart Infrastructure segment and our orders are project-based, we expect our results of operations to fluctuate on a quarterly and annual basis.

●	Even though many of the components in our lidars are modular and can be built using readily available materials, we, our outsourcing partners and our suppliers may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs. We, our outsourcing partners and our suppliers may also rely on highly-skilled labor for production, and if such highly-skilled labor is unavailable, our business could be adversely affected.

●	The average selling prices of our products could decrease rapidly over the life of the product, which may negatively affect our revenue and gross margin. In addition, the selling prices we are able to ultimately charge in the future for the products we are currently developing or commercializing may be less than what we currently project, which may cause our actual operating results to differ materially from our projections.

●	The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model or other customer solution for which we are a significant supplier to, could reduce our sales and adversely affect our profitability.

●	We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Legal and Regulatory Risks Related to Our Business

●	We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition and results of operations.

●	We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the manufacturing, use, distribution and sale of our products. Some of our customers also require that we comply with their own unique requirements relating to these matters. These could impose substantial costs upon us and materially impact our ability to fulfill certain business opportunities.

Risks Related to Our Intellectual Property

●	Despite the actions we are taking to defend and protect our intellectual property, we may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our solutions. Our efforts to protect and enforce our intellectual property rights and prevent third parties from violating our rights may be costly.

Risks Related to Ownership of Our Shares and Warrants

●	The Amended and Restated Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

●	Anti-takeover provisions contained in the Amended and Restated Certificate of Incorporation and the Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

●	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

●	Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the common stock to decline.

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

We expect the rate at which we will incur losses to be significantly higher in future periods as we:

●	expand our production capabilities to produce our lidar solutions, including costs associated with outsourcing the production of our lidar solutions;

●	expand our design, development, installation and servicing capabilities;

●	build up inventories of parts and components for our lidar solutions;

●	produce an inventory of our lidar solutions;

●	increase our sales and marketing activities and develop our distribution infrastructure;

●	continue to utilize our third-party partners for manufacturing, testing and commercialization; and

●	continue to expand the financial, administrative, legal and other functions to support the above.

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

The forecasts and projections in this report include forecasts and estimates relating to the expected size and growth of the markets for which we operate or seek to enter. Such markets may not develop or grow, or may develop and grow at a lower rate than expected, and even if these markets experience the forecasted growth described in this report, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including, among others, our ability to develop and commercialize our products and the market’s adoption of our products, both of which are subject to risks and uncertainties, many of which are beyond our control. Accordingly, the forecasts and estimates of market size and growth described in this report should not be taken as indicative of our future growth. In addition, these forecasts do not take into account the impact of the COVID-19 pandemic, and we cannot assure you that these forecasts will not be materially and adversely affected as a result of the COVID-19 pandemic.

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

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. The market opportunities we are pursuing are at various stages of development, and it may be many years before the end markets we expect to serve in the Automotive market generate demand for our products at scale, if at all. In the Smart Infrastructure market, we have a number of active projects and multiple developing engagement opportunities, but some of these relationships and market opportunities are also still in the early stages of development. Our revenue may be adversely affected for a number of reasons, including, but not limited to (i) the development and/or market acceptance of new technology that competes with our lidar products and automotive software, (ii) if certain automotive OEMs, or other market participants change their autonomous vehicle technology, (iii) failure of our customers to commercialize autonomous systems that include our solutions, (iv) our inability to effectively manage our inventory or manufacture products at scale, (v) our inability to enter new markets or help our customers adapt our products for new applications or (vi) our failure to attract new customers or expand orders from existing customers, or (vii) increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow (including over the long term), our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

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

The production of our sensors is dependent on producing or sourcing certain key components and raw materials at acceptable price levels. Recent supply chain constraints and rising inflation have led to increased lead times and increased costs for certain key components and raw materials and increased transportation expenses. If we are unable to adequately reduce and control the costs of such key components and raw materials, we will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and harm our brand, business, prospects, financial condition and operating results.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. Our plans to incur substantial, and potentially increasing, R&D costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our R&D expenses were approximately $16.1 million and $11.0 million for the six months ended June 30, 2022 and 2021, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

Although we believe that lidar is likely to become an essential sensor for autonomous vehicles and other emerging markets, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or develops more slowly than we expect, our business will be adversely affected.

While our lidar solutions can be applied to different use cases across end markets, a significant portion of our revenue is currently primarily generated from product sales of lidar sensors to direct customers. Despite the fact that the automotive industry has engaged in considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if lidar products are used in initial generations of autonomous driving technology and certain ADAS applications, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robotaxis and delivery vehicles, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic and recent geopolitical conflicts and macroeconomic challenges. Although we currently believe we are a leader in lidar-based systems for the ADAS market, by the time mass market adoption of ADAS and autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS or autonomous driving systems, automotive OEMs, regulators and safety organizations or other market participants by the time autonomous vehicle technology might achieve mass market adoption, our business, results of operations and financial condition will be materially and adversely affected.

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

Addressing these requirements can be time-consuming and costly. The market for lidar technology outside of automotive applications is relatively new, rapidly developing and unproven in many markets or industries. Many of our customers outside of the automotive industry are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our lidar products or at all. We cannot be certain that lidar will be sold into these markets, or any market outside of the Automotive market, at scale. Adoption of lidar products, including our products, outside of the automotive industry will depend on numerous factors, including: whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs, whether the benefits of designing lidar into larger sensing systems outweigh the costs, complexity and time needed to deploy such technology or replace or modify existing systems that may have used other modalities such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers such as us can keep pace with rapid technological change in certain developing markets, the impact of the COVID-19 pandemic, recent geopolitical conflicts and tensions, and macroeconomic challenges including rising interest rates and inflation. If lidar technology does not achieve commercial success outside of the automotive industry, or if the market develops at a pace slower than we expect, our business, results of operation and financial condition will be materially and adversely affected.

We are substantially dependent on our series production award from OEM-B and our relationship with Koito, and our business and prospects will be materially and adversely affected if OEM-B’s development or launch plans for the multiple vehicle models in which our products are expected to be deployed are significantly scaled back or terminated.

Our growth plans are substantially dependent on our series production award from OEM-B. We are the supplier of lidar to OEM-B’s next generation ADAS program, through Koito. Sales to Koito accounted for over 44% of our total revenues for the six months ended June 30, 2022 and 58% for the six months ended June 30, 2021. There can be no assurance that we will be able to maintain our relationship with OEM-B or Koito and secure orders from Koito for OEM-B programs. If OEM-B terminates or significantly alters or delays its next generation ADAS program and/or alters its relationship with us or with Koito in a manner that is adverse to us, our business would be materially adversely affected. Similarly, if we are unable to maintain our relationship with Koito, or the terms of our arrangement with Koito with respect to the OEM-B series production award differ from our expectations, including with respect to volume, pricing and timing, then our business and prospects would be materially adversely affected. In addition, our stock price could be materially adversely affected.

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

We rely on third-party suppliers and, because some of the raw materials and key components in our products come from limited or single-source suppliers, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain, could delay or prevent deliveries of our products to customers, and could adversely affect our business, results of operations and financial condition.

While the components that go into the manufacture of our solutions are generally built from modular, commonly available materials, they are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities. Although we have limited experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to manage our supply chain to manufacture and deliver our products at scale. Some of the key components used to manufacture our products come from limited or single source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. We have a global supply chain, and the COVID-19 pandemic and other health epidemics and outbreaks and recent geopolitical conflicts and macroeconomic challenges have adversely affected, and may in the future adversely affect our ability to source components in a timely or cost effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. Additionally, our MMT®-based lidar uses laser diodes. Any shortage of these laser diodes could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and channel partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of ours.

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

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because our sales to date have primarily been to customers making purchases for development of ADAS deployments in consumer vehicles, sales in any given quarter can fluctuate based on the timing and success of our customers’ projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could adversely affect our ability to meet our expectations or those of securities analysts, ratings agencies or investors. If we do not meet these expectations for any period, the value of our business and our securities could decline significantly. Factors that may cause these quarterly fluctuations include, but are not limited to, those listed below:

●	the timing and magnitude of orders and shipments of our products in any quarter;

●	the timing and magnitude of sales returns and warranty claims of our products in any quarter;

●	the timing and magnitude of non-recurring engineering services revenue in any quarter;

●	pricing changes we may adopt to drive market adoption or in response to competitive pressure;

●	the ability to retain our existing customers and attract new customers;

●	the ability to develop, introduce, manufacture and ship in a timely manner products that meet customer requirements;

●	disruptions in our sales channels or termination of our relationship with important channel partners;

●	delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from us or our competitors;

●	fluctuations in demand pressures for our products;

●	the mix of products sold in any quarter;

●	the duration of COVID-19 and the time it takes for economic recovery;

●	the timing and rate of broader market adoption of autonomous systems utilizing our solutions across the automotive and other market sectors;

●	market acceptance of lidar and further technological advancements by our competitors and other market participants;

●	the ability of our customers to commercialize systems that incorporate our products;

●	any change in the competitive dynamics of our markets, including consolidation of competitors, regulatory developments and new market entrants;

●	the ability to effectively manage our inventory;

●	changes in the source, cost, availability of and regulations pertaining to materials we use;

●	adverse litigation, judgments, settlements or other litigation-related costs, or claims that may give rise to such costs; and

●	general economic, industry and market conditions, including trade disputes and geopolitical tensions and conflicts and related supply chain and other disruptions.

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

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays or disruptions in supplying our products, including by natural disasters, geopolitical conflicts or tensions (such as the ongoing conflict in Ukraine), COVID-19, other health epidemics and outbreaks, or work stoppages or capacity constraints, our ability to ship products to distributors and customers would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

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

Even though many of the components in our lidars are modular and can be built using readily available materials, we, our outsourcing partners and our suppliers may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs. We, our outsourcing partners and our suppliers may also rely on highly-skilled labor for production, and if such highly-skilled labor is unavailable, our business could be adversely affected.

We, our outsourcing partners and our suppliers may rely on complex machinery for the production, assembly and installation of our lidar solutions, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our production facilities and the facilities of our outsourcing partners and suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. In addition, we and our outsourcing partners and our suppliers may also rely on highly-skilled labor for assembly and production. If such highly-skilled labor is unavailable, our business could be adversely affected. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

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

To date, we have little to no experience with acquisitions and the integration of acquired technology and personnel. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline.

Changes in our product mix may impact our financial performance.

Our financial performance can be affected by the mix of products we sell during a given period. If our sales include more of the lower gross margin products than higher gross margin products, our results of operations and financial condition may be adversely affected. There can be no guarantees that we will be able to successfully alter our product mix so that we are selling more of our high gross margin products. If actual results vary from our projected product mix of sales, our results of operations and financial condition could be adversely affected.

Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 63% of our revenue for the six months ended June 30, 2022 and 81% of our revenue for the six months ended June 30, 2021. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including, but not limited to:

●	exchange rate fluctuations;

●	political and economic instability, international terrorism, geopolitical tensions and conflicts, and anti-American sentiment, particularly in emerging markets;

●	global or regional health crises, such as COVID-19 or other health epidemics and outbreaks;

●	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

●	preference for locally branded products, and laws and business practices favoring local competition;

●	increased difficulty in managing inventory;

●	delayed revenue recognition;

●	less effective protection of intellectual property;

●	stringent regulation of the autonomous or other systems or products using our products and stringent consumer protection and product compliance regulations, including but not limited to the General Data Protection Regulation in the European Union, European competition law;

●	the Restriction of Hazardous Substances Directive, the Waste Electrical and Electronic Equipment Directive and the European Ecodesign Directive that are costly to comply with and may vary from country to country;

●	difficulties and costs of staffing and managing foreign operations;

●	import and export laws and the impact of tariffs;

●	changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws; and

●	U.S. government restrictions on certain technology transfer to certain countries of concern.

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

We may be subject to product liability, warranty, or marketing-related claims that could result in significant direct or indirect costs, which could adversely affect our business and operating results.

Our customers use our solutions in autonomous driving, ADAS and other automotive applications, which present the risk of significant injury, including fatalities. We may be subject to claims if a product using our lidar technology is involved in an accident and persons are injured or purport to be injured, and we may be subject to marketing-related claims on safety and other topics even if our lidar technology is not involved in an accident, injuries or fatalities. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, our customers could be subjected to claims as a result of such accidents and may bring legal claims against us to attempt to hold us liable. In addition, if lawmakers or governmental agencies were to determine that the use of our products or autonomous driving or certain ADAS applications increased the risk of injury to all or a subset of our customers, they may pass laws or adopt regulations that limit the use of our products or increase our liability associated with the use of our products or that regulate the use of or delay the deployment of autonomous driving and ADAS technology. In addition, new or evolving laws in safety, product liability and the above areas may increase such risks or lead to new risks. Any of these events could adversely affect our brand, relationships with customers, operating results or financial condition.

We typically provide a limited-time warranty on our products. The occurrence of any material defects in our products could make us liable for damages and warranty claims. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality of our products could affect our brand image, partner and customer demand, and adversely affect our operating results and financial condition. Also, warranty, recall and product liability claims may result in litigation, including class actions, the occurrence of which could be costly, lengthy and distracting and adversely affect our business, operating and financial results.

If we or our suppliers do not maintain sufficient inventory or do not adequately manage inventory, we could lose sales or incur higher inventory-related expenses, which could negatively affect our operating and financial results.

To ensure adequate inventory supply, we and our suppliers must forecast inventory needs and expenses, place orders sufficiently in advance with suppliers and manufacturing partners and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the rapidly changing nature of the Automotive and Smart Infrastructure markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, COVID-19, other health epidemics and outbreaks, and any associated work stoppages or interruptions, geopolitical tensions or conflicts, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. If our lidar products are commercialized in industries that are quickly growing, including autonomous driving and ADAS applications, both of which are currently experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be exacerbated by the fact that we may not carry or be able to obtain for our manufacturers a significant amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

We may experience declines in the average selling prices of our products generally as our customers seek to commercialize autonomous systems at prices low enough to achieve market acceptance. In order to sell products that have a falling average unit selling price and maintain margins at the same time, we will need to continually reduce product and manufacturing costs. To manage manufacturing costs, we must engineer the most cost-effective design for our products. In addition, we continuously drive initiatives to reduce labor cost, improve worker efficiency, reduce the cost of materials, use fewer materials and further lower overall product costs by carefully managing component prices, inventory, shipping costs, and labor costs. We also need to continually introduce new products with higher sales prices and gross margin in order to maintain our overall gross margin. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margin, our revenue and overall gross margin would likely decline. In addition, the selling prices we are able to ultimately charge in the future for the products we are currently developing or commercializing may be less than what we currently project, which may cause our actual operating results to differ materially from our forecasts and projections.

Adverse conditions in the automotive industry or the global economy more generally could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automobile industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, inflationary pressures, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by our automotive OEM customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and we expect such fluctuations to give rise to fluctuations in the demand for our products. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM customers and could have a material adverse effect on our business, results of operations and financial condition. In addition, potential or actual adverse conditions in the global economy, including inflationary pressures and volatile financial markets, more generally could have adverse effects on our results of operations, financial condition and stock price.

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

To the extent autonomous vehicle and ADAS systems become accepted by major automotive OEMs, we expect that we will rely increasingly on tier 1 suppliers through which automotive OEMs procure components for our revenue. We expect that these tier 1 suppliers will be responsible for certain hardware and software configuration activities specific to each OEM, and they may not exclusively carry our solutions and may develop or acquire competing solutions.

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

Customers may be less likely to purchase our lidar solutions if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our products, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as customer unfamiliarity with our lidar solutions, any delays in scaling production, delivery and service operations to meet demand, competition and uncertainty regarding the future of autonomous vehicles or our other products and services, our production and sales performance compared with market expectations, our financial resources, and macroeconomic conditions.

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

Market opportunity estimates and growth forecasts included in this report are subject to significant uncertainty and are based on assumptions and estimates that may not materialize as anticipated. The forecasts and estimates in this report relating to the expected size and growth of the markets for lidar-based technology may prove to be inaccurate. Even if these markets experience the forecasted growth described in this report, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this report, including our estimates that the size of our total addressable market is expected to grow from approximately $19 billion in 2020 to $59 billion by 2030, should not be taken as indicative of our future growth. In addition, these forecasts do not take into account the impact of the COVID-19 pandemic and recent geopolitical conflicts and macroeconomic challenges, and we cannot assure you that these forecasts will not be materially and adversely affected as a result.

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

Our business has been, and may continue to be, adversely affected by the ongoing COVID-19 pandemic or other health epidemics and outbreaks.

The ongoing COVID-19 pandemic, and preventative measures taken to contain or mitigate it, have caused, and may continue to cause, a material adverse impact on our business. The emergence of another pandemic, epidemic or infectious disease outbreak could have a similar effect. The impacts of such a health crises may include: reduction or suspension of operations in the U.S. or other areas in which we, our suppliers or our customers operate; supply chain disruptions, delayed order fulfillment and delayed or reduced revenue recognition; reduced access to the financial and credit markets or other adverse macroeconomic conditions. The extent of the impact of such events on our business and financial results cannot be predicted and our business, results of operations and ability to raise capital may be materially and adversely affected.

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

As part of our transition to a public company, we planned to hire additional personnel with accounting knowledge and experience. We recently promoted our Director of Finance and Accounting to Corporate Controller and we will continue to evaluate our accounting and financial needs in light of the material weakness described above. We expect the hiring of additional personnel with accounting knowledge and experience will allow us to remediate the material weakness described above well in advance of December 31, 2022; however, there is no guarantee that we will be successful in hiring personnel with the necessary knowledge and experience or that our remediation efforts will be completed prior to the audit of our 2022 financial statements.

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

Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and other agencies. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges and fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in global political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we may purchase our components, sells our products or conducts our business could adversely affect our business. The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade and investments between the U.S. and other countries where we conduct our business.

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

We may be, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, stockholder litigation, securities litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes and employment and tax issues.

In addition, we may be, from time to time, involved in a variety of labor and employment claims, which could include but are not limited to general discrimination, wage and hour, privacy, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. These types of lawsuits could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material adverse impact on our operating results and consolidated financial position or that our established reserves or our available insurance will mitigate this impact.

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

Our operations are and will be subject to international, federal, state and local environmental laws and regulations, and such laws and regulations could directly increase the cost of energy, which may have an effect on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our products. Environmental regulations require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in required recovery and recycling of our products. Environmental and health and safety laws and regulations can be complex, and we have limited experience complying with them. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

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

Since privacy and data security regimes are evolving, uncertain and complex, especially for a global business like ours, it may need to update or enhance our compliance measures as our products, markets and customer demands further develop, and these updates or enhancements may require implementation costs. In addition, we may not be able to monitor and react to all developments in a timely manner. The compliance measures we do adopt may prove ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss of proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.

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

We may be subject to damages resulting from claims that we or our current or former employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers. We may be subject to damages if our current or former employees wrongfully use or disclose trade secrets.

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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations and may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and continuing administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

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

Risks Related to Ownership of Our Shares and Warrants

The Amended and Restated Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders, as applicable.

The Second Amended and Restated Certificate of Incorporation of the Company (the "Amended and Restated Certificate of Incorporation") requires, to the fullest extent permitted by law, that derivative actions brought in our name against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware or, if the Court of Chancery does not have subject matter jurisdiction, in the federal district court of the State of Delaware. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived their compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in the Amended and Restated Certificate of Incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The Amended and Restated Certificate of Incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. The Amended and Restated Certificate of Incorporation also provides that to the fullest extent permitted by applicable law, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

The exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, federal courts will have exclusive jurisdiction over suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As noted above, the Amended and Restated Certificate of Incorporation provides that the federal district courts of the United States will be, to the fullest extent permitted by applicable law, the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce the exclusive form provision. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Anti-takeover provisions contained in the Amended and Restated Certificate of Incorporation and the Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Amended and Restated Certificate of Incorporation and the Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	controlling the procedures for the conduct and scheduling of stockholder meetings;

●	providing for a staggered board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election;

●	granting the ability to remove directors with cause by the affirmative vote of 66 ⅔% in voting power of the outstanding shares of common stock entitled to vote thereon;

●	requiring the affirmative vote of at least 66 ⅔% of the voting power of the outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, to amend the Bylaws or Articles V, VI, VII, VIII, IX and X of the Amended and Restated Certificate of Incorporation; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in our board of directors and our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware, as amended (“DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of the common stock. Any provision of the Amended and Restated Certificate of Incorporation, the Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for common stock.

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

The Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, the Bylaws and the indemnification agreements that we have entered into or will enter into with our directors and officers provide that:

●	we will indemnify our directors and officers for serving the Company in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	we are not obligated pursuant to the Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnities, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification; and

●	the rights conferred in the Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

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

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Certain securities and industry analysts do not currently, and may never, publish research on us. If any of the analysts who cover us change their recommendation regarding the common stock adversely, or provide more favorable relative recommendations about our competitors, the price of shares of our common stock would likely decline. If any analyst who covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

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

An active market for our securities may not be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. Holders of our securities may be unable to sell their securities unless an active market can be sustained.

The market price of our securities has been, and may continue to be, volatile.

The market values of our securities have varied significantly from their prices on the Closing Date and may continue to be volatile in the future.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. If an active market for our securities continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors discussed in this "Risk Factors" section or elsewhere in this report, including those listed below, could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

The market price of our common stock may decline for a number of reasons including:

●	if investors react negatively to the prospects of our business;

●	if we do not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial or industry analysts;

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	changes in financial estimates and recommendations by securities analysts concerning us or the transportation industry in general;

●	operating and share price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products and technologies on a timely basis;

●	changes in laws and regulations affecting our business;

●	our ability to meet compliance requirements;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of our shares of common stock available for public sale; or

●	any major change in our board of directors or management.

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

All shares issued in the Business Combination to Legacy Cepton stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates. We have an effective registration statement (File No. 333-262668) on file with the SEC which registers for resale shares and warrants issued in connection with, or prior to, the Business Combination and shares issuable upon exercise of the Private Placement Warrants and the Public Warrants. The lock-up periods under the Confidentiality and Lock-Up Agreements and Unpaid Expenses and Lock-Up Agreements have expired and such shares and warrants are eligible to be sold into the public markets pursuant to such registration statement.

Any Purchased Shares will also be eligible for sale in the public market pursuant to an effective registration statement (File No. 333-262667). In addition, the 15,123,142 shares of the common stock reserved for issuance under the 2022 Plan and 3,080,960 shares reserved for further issuance under the ESPP have been registered on a registration statement on Form S-8 (File No. 333-264302) and will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. We are expected to file one or more registration statements on Form S-8 under the Securities Act to register the annual increases, if any, of shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to the 2022 Plan and ESPP. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make it difficult or impossible to compare our financial results with financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Item 2. Unregistered Sales of Equity Securities

During the three months ended June 30, 2022, we sold an aggregate number of 21,186 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement for aggregate consideration of $50 thousand. These sales did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. See Note 11 to the condensed consolidated financial statements in this Report for further information regarding the Purchase Agreement with Lincoln Park.

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Cepton on February 10, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Cepton on February 10, 2022).
10.1++	Employment Agreement, dated April 5, 2022, between the Company and Hull Xu (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cepton on April 5, 2022).
10.2++	Cepton, Inc. 2022 Equity Incentive Plan and Forms of Award Agreements (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed by Cepton on April 12, 2022).
10.3*	First Amendment to the Trinity Loan Agreement, dated as of May 5, 2022, entered into by Cepton Technologies and Trinity.
10.4	Second Amendment to the Trinity Loan Agreement, dated as of June 20, 2022, entered into by Cepton Technologies and Trinity (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cepton on June 20, 2022).
10.5*	Amended and Restated Pledge Agreement, dated as of May 5, 2022, entered into by Cepton Technologies and Trinity
10.6++*	Director Compensation Policy and form of Director RSU Grant, dated as of June 30, 2022.
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

++	Indicates a management or compensatory plan.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPTON, INC.

Date: August 11, 2022		/s/ Jun Pei
	Name:	Jun Pei
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022		/s/ Hull Xu
	Name:	Hull Xu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)