Form 10-Q
period 2022-09-30
Cepton, Inc.
filed 2022-11-10
CIK 1498233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, 156,413,640 shares of common stock, par value $0.00001, of the registrant were issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or imply future events or trends or that are not statements of historical matters. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The Company cautions readers of this Report that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results to differ materially from the expected results. These factors include the information set forth in Part II, Item 1A, of this Report under the heading “Risk Factors”, which we encourage you to carefully read. Forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services, the potential success of the Company’s marketing and expansion strategies, the potential for the Company to achieve design awards and statements regarding the pending transaction with Koito Manufacturing Co., Ltd. These statements are based on various assumptions, whether or not identified in this Report, and on the current expectations of the Company’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.

i

Cepton, Inc.

Quarterly Report on Form 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CEPTON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS

Current assets:
Cash and cash equivalents	$3,312	$3,654
Short-term investments	18,306	2,836
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	1,386	500
Inventories	2,516	2,523
Right-of-use assets	474	—
Prepaid expenses and other current assets	4,864	6,998
Total current assets	30,858	16,511
Property and equipment, net	840	480
Other assets	1,137	293
Total assets	$32,835	$17,284

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,740	$2,547
Operating lease liabilities	653	—
Accrued expenses and other current liabilities	3,399	2,777
Total current liabilities	5,792	5,324
Long-term debt	9,370	—
Warrant liability	766	—
Earnout liability	4,130	—
Other long-term liabilities	343	23
Total liabilities	20,401	5,347

Commitments and contingencies (Note 17)

Convertible preferred stock:
Convertible preferred stock – Par value $0.00001 per share – No shares authorized at September 30, 2022; 22,806,009 shares authorized at December 31, 2021; No shares issued and outstanding at September 30, 2022; 21,671,491 shares issued and outstanding at December 31, 2021 (aggregate liquidation preference of $96.7 million at December 31, 2021)	—	99,470

Stockholders’ equity (deficit):
Preferred stock – Par value $0.00001 per share – 5,000,000 shares authorized at September 30, 2022; No shares authorized at December 31, 2021; No shares issued and outstanding at September 30, 2022 or December 31, 2021	—	—
Common stock – Par value $0.00001 per share – 350,000,000 and 75,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 156,235,659 and 67,645,189 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	—
Class F stock – Par value $0.00001 per share – No shares of Class F stock authorized as of September 30, 2022; 8,402,000 shares authorized at December 31, 2021; No shares of Class F stock issued and outstanding as of September 30, 2022; 8,372,143 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	83,332	7,949
Accumulated other comprehensive loss	(92)	(43)
Accumulated deficit	(70,808)	(95,439)
Total stockholders’ equity (deficit)	12,434	(87,533)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$32,835	$17,284

See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lidar sensor and prototype revenue	$1,778	$656	$4,642	$1,989
Development revenue	26	1,235	1,207	1,235
Total revenue	$1,804	$1,891	$5,849	$3,224

Lidar sensor and prototype cost of revenue	1,872	617	5,608	3,053
Development cost of revenue	3	376	600	376
Total cost of revenue	1,875	993	6,208	3,429
Gross profit (loss)	(71)	898	(359)	(205)

Operating expenses:
Research and development	8,227	6,331	24,368	17,321
Selling, general and administrative	6,722	3,520	21,954	9,992
Total operating expenses	14,949	9,851	46,322	27,313
Operating loss	(15,020)	(8,953)	(46,681)	(27,518)
Other income (expense)
Change in fair value of earnout liability	(1,440)	—	70,868	—
Change in fair value of warrant liability	(135)	—	2,549	—
Other income (expense), net	(493)	1,096	(487)	1,098
Interest (expense) income, net	(318)	—	(1,597)	14
Income (loss) before income taxes	(17,406)	(7,857)	24,652	(26,406)
Provision for income taxes	(5)	(5)	(21)	(16)

Net income (loss)	$(17,411)	$(7,862)	$24,631	$(26,422)

Net income (loss) per share, basic	$(0.11)	$(0.12)	$0.17	$(0.39)
Net income (loss) per share, diluted	$(0.11)	$(0.12)	$0.16	$(0.39)
Weighted-average common shares, basic	155,689,414	67,199,734	142,744,165	67,000,984
Weighted-average common shares, diluted	155,689,414	67,199,734	152,048,431	67,000,984

Net income (loss)	$(17,411)	$(7,862)	$24,631	$(26,422)
Other comprehensive income (loss), net of tax:
Changes in unrealized gain (loss) on available-for-sale securities	13	—	(35)	(4)
Foreign currency translation adjustments	(2)	(6)	(14)	(17)
Total other comprehensive income ( loss), net of tax	11	(6)	(49)	(21)
Comprehensive income (loss)	$(17,400)	$(7,868)	$24,582	$(26,443)

See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(unaudited)

	Convertible Preferred Stock		Preferred Stock		Common Stock		Class F Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance — December 31, 2021	21,671,491	$99,470	—	—	27,618,907	$—	8,372,143	$—	$7,949	$(43)	$(95,439)	$(87,533)
Retroactive application of exchange ratio	31,407,080	—	—	—	40,026,282	—	12,133,201	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(53,078,571)	(99,470)	—	—	53,078,571	1	—	—	99,470	—	1	99,472
Conversion of Class F stock to common stock	—	—	—	—	20,505,344	—	(20,505,344)	—	—	—	—	—
Reverse recapitalization, net of transaction costs	—	—	—	—	11,845,943	1	—	—	(33,051)	—	—	(33,050)
Exercise of Trinity warrants	—	—	—	—	237,571	—	—	—	547	—	—	547
Exercise of SVB warrants	—	—	—	—	146,954	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	511,890	—	—	—	273	—	—	273
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,357	—	—	1,357
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(11)	—	(11)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	—	—	—	—	41,198	41,198
Balance — March 31, 2022	—	—	—	—	153,971,462	2	—	—	76,545	(58)	(54,240)	22,249
Exercise of stock options	—	—	—	—	404,167	—	—	—	211	—	—	211
Issuance of common stock to LPC	—	—	—	—	21,186	—	—	—	50	—	—	50
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,229	—	—	2,229
Vesting of early exercised options	—	—	—	—	45,923	—	—	—	38	—	—	38
Incremental direct transaction costs related to reverse recapitalization	—	—	—	—	—	—	—	—	(226)	—	—	(226)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—		(37)	—	(37)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	—	—	—	—	843	843
Balance — June 30, 2022	—	—	—	—	154,442,738	2	—	—	78,847	(103)	(53,397)	25,349
Exercise of stock options	—	—	—	—	490,986	—	—	—	261	—	—	261
Issuance of common stock to LPC	—	—	—	—	1,271,319	—	—	—	1,831	—	—	1,831
Vesting of early exercised options	—	—	—	—	30,616	—	—	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,368	—	—	2,368
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—		13	—	13
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	(17,411)	(17,411)
Balance — September 30, 2022	—	—	—	—	156,235,659	2	—	—	83,332	(92)	(70,808)	12,434

	Convertible Preferred Stock		Preferred Stock		Common Stock		Class F Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance — December 31, 2020 (as previously reported)	21,671,491	$99,470	—	—	27,184,882	$—	8,372,143	$—	$2,286	$(18)	$(58,197)	$(55,929)
Retroactive application of exchange ratio	31,407,080	—	—	—	39,397,278	—	12,133,201	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	177,602	—	—	—	254	—	—	254
Stock-based compensation	—	—	—	—	—	—	—	—	298	—	—	298
Unrealized gain/loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,359)	(8,359)
Balance — March 31, 2021	53,078,571	99,470	—	—	66,759,762	—	20,505,344	—	2,838	(31)	(66,556)	(63,749)
Exercise of stock options	—	—	—	—	50,500	—	—	—	80	—	—	80
Stock-based compensation	—	—	—	—	—	—	—	—	1,779	—	—	1,779
Unrealized gain/loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	1	—	1
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,201)	(10,201)
Balance — June 30, 2021	53,078,571	99,470	—	—	66,810,262	—	20,505,344	—	4,697	(33)	(76,757)	(72,093)
Exercise of stock options	—	—	—	—	561,460	—	—	—	166	—	—	166
Stock-based compensation	—	—	—	—	—	—	—	—	1,293	—	—	1,293
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	—	—	(7,862)	(7,862)
Balance — September 30, 2021	53,078,571	99,470	—	—	67,371,722	—	20,505,344	—	6,156	(39)	(84,619)	(78,502)

See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,631	$(26,422)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	224	151
Stock-based compensation	5,954	3,339
Amortization of right-of-use asset	993	—
Amortization, other	838	246
Change in fair value of earnout liability	(70,868)	—
Change in fair value of warrant liability	(2,549)	—
Loss on disposal of property and equipment	—	42
Gain from debt forgiveness	—	(1,121)
Other	181	—
Changes in operating assets and liabilities:
Accounts receivable, net	(886)	(490)
Inventories	7	583
Prepaid expenses and other current assets	(472)	(4,413)
Other long-term assets	(864)	(279)
Accounts payable	(807)	929
Accrued expenses and other current liabilities	962	1,374
Operating lease liabilities	(1,169)	—
Other long-term liabilities	320	(1,163)
Net cash used in operating activities	(43,505)	(27,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(584)	(162)
Purchases of short-term investments	(32,368)	(8,455)
Proceeds from sales of short-term investments	8,303	3,615
Proceeds from maturities of short-term investments	8,624	28,200
Net cash provided by (used in) investing activities	(16,025)	23,198

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Business Combination and private offering	76,107	—
Payments of Business Combination and private offering transaction costs	(29,031)	—
Proceeds from issuance of debt and warrants, net of debt discount	9,724	—
Proceeds from issuance of common stock options	707	386
Proceeds from issuance of common stock	1,700	—
Net cash provided by financing activities	59,207	386

Effect of exchange rate changes on cash	(19)	(18)

Net decrease in cash and cash equivalents	(342)	(3,658)
Cash and cash equivalents, beginning of period	3,654	11,312
Cash and cash equivalents, end of period	$3,312	$7,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$741	$—
Cash paid for income taxes	$12	$2
Business Combination transaction costs, accrued but not paid	$135	$1,113

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Purchases of property and equipment in accounts payable	$—	$7
Vesting of early exercised stock options	$101	$114
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,827	$—

See accompanying notes to the condensed consolidated financial statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Cepton, Inc., and its wholly owned subsidiaries, (collectively, the “Company”) formerly known as Growth Capital Acquisition Corp. (“GCAC”), was originally incorporated in Delaware on January 4, 2010, under the name PinstripesNYS, Inc. GCAC changed its name to Growth Capital Acquisition Corp. on February 14, 2020. GCAC was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 2, 2021, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq National Market (“Nasdaq”). On August 4, 2021, GCAC entered into a Business Combination Agreement (as amended, the “Merger Agreement”) with Cepton Technologies, Inc. (“Legacy Cepton”) and GCAC Merger Sub Inc., a wholly owned subsidiary of GCAC (“Merger Sub”). On February 10, 2022 (the “Closing Date”), the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, GCAC changed its name to Cepton, Inc. and its shares and public warrants began trading on the Nasdaq under the symbols “CPTN” and “CPTNW”, respectively. As a result of the Business Combination, Cepton, Inc. became the owner, directly or indirectly, of all of the equity interests of Legacy Cepton and its subsidiaries.

The Company provides state-of-the-art, intelligent, lidar-based solutions for a range of markets such as automotive, smart cities, smart spaces, and smart industrial applications. The Company’s patented lidar technology enables reliable, scalable, and cost-effective solutions that deliver long range, high resolution 3D perception for smart applications. The Company is headquartered in San Jose, California, USA, with a presence in Germany, Canada, Japan, China and India.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of our wholly owned subsidiaries in Canada, Germany, Japan, China and the United Kingdom. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2022, the Company had cash and cash equivalents of $3.3 million, short-term investment of $18.3 million, and an accumulated deficit of $70.8 million. During the nine months ended September 30, 2022, the Company incurred an operating loss of $46.7 million and had negative cash flows from operating activities of $43.5 million. Although much of the negative cash flow resulted from an increase in expenses for research and development projects and administrative expenses to support growth of the Company, the Company expects to continue to invest in research and development and generate operating losses in the future.

The Company is subject to risks and uncertainties frequently encountered by early-stage companies including, but not limited to, the uncertainty of successfully developing its products, securing certain contracts, building its customer base, successfully executing its business and marketing strategy and hiring appropriate personnel.

To date, the Company has been funded primarily by equity financings, convertible promissory notes and the net proceeds we received through the Business Combination, PIPE offering, and private placements of the Legacy Cepton convertible preferred stock. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives. For further information regarding our pending financing activities, see Note 21.

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

As of September 30, 2022 and December 31, 2021, two and three customers, respectively, each accounted for more than 10% of accounts receivable.

Customers with revenue equal to or greater than 10% of total revenue for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	16%	80%	35%	71%
Customer B	21%	4%	24%	3%
Customer C	40%	—%	15%	—%

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, estimating the standalone selling prices of performance obligations for revenue recognition, allowances for doubtful accounts, inventory valuation and reserves, valuation allowance for deferred tax assets, useful lives of property and equipment, income tax uncertainties, the valuation of certain derivative liabilities, and other loss contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial condition and results of operations.

Product Warranties

The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Through September 30, 2022, there were immaterial changes to the accrued warranty liability which was recorded in accrued expenses and other current liabilities on the consolidated balance sheet.

Reclassifications

During the course of preparing the financial statements, the Company identified an immaterial error in its misapplication of accounting guidance related to the presentation of certain costs related to research and development expenses and costs of revenue for the nine months ended September 30, 2021. The Company concluded the misstatement was not material to the financial statement of any interim period. The error had no impact on reported operating loss or net loss.

The corrections to the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2021 were as follows (in thousands):

	Nine Months Ended September 30, 2021
	(As Previously Reported)	Corrections	(as Corrected)
Lidar sensor and prototype revenue	$1,989	$—	$1,989
Development revenue	1,235	—	1,235
Total revenue	3,224	—	3,224

Lidar sensor and prototype cost of revenue	3,053	—	3,053
Development cost of revenue	3,104	(2,728)	376
Total cost of revenue	6,157	(2,728)	3,429

Gross loss	(2,933)	2,728	(205)

Operating expenses:
Research and development	14,593	2,728	17,321
Selling, general and administrative	9,992	—	9,992
Total operating expenses	24,585	2,728	27,313

Operating loss	(27,518)	—	(27,518)

Net loss	$(26,422)	$—	$(26,422)

During the Company’s preparation of its condensed consolidated financial statements for the nine months ended September 30, 2022, the Company identified an immaterial misclassification error related to the common shares issued to Lincoln Park as a commitment fee. The common shares issued as a commitment fee to Lincoln Park should have been recorded as an equity-linked derivative liability within additional paid-in capital at a market value of $9.94 per share, which was the closing price of GCAC common stock as of November 24, 2021, the inception of the Lincoln Park agreement, as opposed to recording a deferred transaction cost asset within prepaid expenses and other current assets. Upon the closing of the Business Combination and issuance of the commitment shares on February 10, 2022 and August 11, 2022, the obligation became fully extinguished on August 11, 2022 and the amount reflected within additional paid-in capital. The Company corrected the error in the condensed consolidated financial statements for the nine months ended September 30, 2022. The Company believes the correction of the error is immaterial to the previously issued condensed consolidated financial statements for prior periods.

The condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) included in this Quarterly Report as of September 30, 2022 differ from our Form 10-Q’s for the periods ended March 31, 2022 and June 30, 2022, reflecting immaterial error corrections, including the misclassification of $1.6 million from prepaid expenses and other current assets to additional paid-in capital for the Lincoln Park commitment fee obligation as of March 31, 2022.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize credit losses and impairment of financial assets recorded at amortized cost. Currently, the credit loss and impairment model for loans and leases is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the new current expected credit loss (“CECL”) model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. As the Company is an emerging growth company, the standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures from the adoption of this standard.

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

PIPE Investment

Contemporaneously with the execution of the Merger Agreement, GCAC entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase an aggregate of 5,950,000 shares of common stock at a purchase price of $10.00 per share, or an aggregate purchase price of $59.5 million (the “PIPE Investment”).

Redemption

Prior to the closing of the Business Combination on February 10, 2022, certain GCAC public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 15,589,540 shares of GCAC Class A common stock for an aggregate payment of $155.9 million.

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

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $76.1 million from the Business Combination and PIPE Investment, offset by total transaction costs of $40.7 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity (deficit) for the period ended September 30, 2022 (in thousands):

Cash – Trust and cash, net of redemptions	$16,607
Cash – PIPE Investment	59,500
Gross Proceeds from the Business Combination	76,107
Less: transaction costs and advisory fees, paid	(31,662)
Net proceeds from the Business Combination	44,445
Less: transaction costs and advisory fees, accrued	(135)
Less: Private Placement Warrants assumed	(2,588)
Less: Earnout liability assumed	(74,998)
Reverse recapitalization, net	(33,276)
Add: Private Placement Warrants assumed	2,588
Add: Earnout liability assumed	74,998
Add: Transaction costs recorded to general and administrative expense	2,631
Add: Transaction costs accrued	135
Business Combination proceeds, net	$47,076

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

GCAC Class A common stock, outstanding prior to Business Combination	17,250,000
Less: Redemption of GCAC Class A common stock	(15,589,540)
Class A common stock of GCAC	1,660,460
GCAC founder shares	4,312,500
GCAC shares issued in PIPE Investment	5,950,000
Business Combination and PIPE shares	11,922,960
Legacy Cepton shares	142,075,043
Class A common stock immediately after Business Combination	153,998,003

The number of Legacy Cepton shares was determined as follows:

	Legacy Cepton shares	Legacy Cepton shares, after Exchange Ratio
Balance at December 31, 2021	27,618,907	67,645,189
Convertible preferred stock	21,671,491	53,078,571
Class F stock	8,372,143	20,505,344
Option exercises (1)	259,348	635,204
Warrants exercises (2)	86,041	210,735
Total		142,075,043

(1)	Option exercises during the period of January 1, 2022 to February 10, 2022.
(2)	Represents warrants that were net exercised prior to the Business Combination (See Note 14).

Note 3. Revenue

The Company disaggregates its revenue from contracts with customers by country of domicile based on the shipping location of the customer. Total revenue disaggregated by country of domicile is as follows (dollars in thousands):

	Three Months Ended September 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue

Revenue by country of domicile:
Japan	$376	21%	$1,644	87%
United States	$684	38%	$147	8%
China	719	40%	—	—%
Other	25	1%	100	5%
Total	$1,804	100%	$1,891	100%

	Nine Months Ended September 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue

Revenue by country of domicile:
Japan	$2,640	45%	$2,520	79%
United States	2,177	37%	402	12%
China	879	15%	—	—%
Other	153	3%	302	9%
Total	$5,849	100%	$3,224	100%

As of September 30, 2022 and December 31, 2021, the Company had $0.4 million and $0.3 million of contract liabilities included in accrued expenses and other current liabilities, respectively, and no contract assets.

Note 4. Fair Value Measurement

The following table summarize our assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$2,599	$—	$—	$2,599
Total cash equivalents	$2,599	$—	$—	$2,599
Short-term investments:
Commercial paper	$—	$7,985	$—	$7,985
U.S. treasury securities	—	2,500	—	2,500
U.S. government agency securities	—	4,712	—	4,712
Corporate debt securities	—	3,109	—	3,109
Total short-term investments	—	18,306	—	18,306
Total assets measured at fair value	$2,599	$18,306	$—	$20,905

Liabilities:
Private placement warrants	$—	$766	$—	$766
Earnout liability	—	—	4,130	4,130
Total liabilities measured at fair value	$—	$766	$4,130	$4,896

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$932	$—	$—	$932
Total cash equivalents	$932	$—	$—	$932
Short-term investments:
Corporate debt securities	$—	$2,836	$—	$2,836
Total short-term investments	—	2,836	—	2,836
Total assets measured at fair value	$932	$2,836	$—	$3,768

Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments consist of investment securities with original maturities greater than three months but less than twelve months and are included as current assets in the condensed consolidated balance sheets. For corporate debt securities, the fair value as of September 30, 2022 and December 31, 2021 approximates amortized cost basis.

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

Note 5. Inventories

Inventories consist of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$1,189	$891
Work-in-process	1,103	518
Finished goods	224	1,114
Total inventories	$2,516	$2,523

Inventories are carried at the lower of cost or net realizable value. Write-downs were $0.4 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. Write-downs were $0.4 million and immaterial for the three months ended September 30, 2022 and 2021, respectively.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Deferred transaction costs	$—	$4,688
Other prepaid expenses	675	1,153
Payroll tax receivable	865	980
Prepaid insurance	3,010	162
Prepaid rent	—	11
Other current assets	314	4
Total prepaid expenses and other current assets	$4,864	$6,998

Note 7. Property and Equipment, Net

Property and equipment, net, consists of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$1,184	$698
Automobiles	101	101
Leasehold improvements	189	120
Computer and equipment	116	87
Total property, and equipment	1,590	1,006
Less: accumulated depreciation and amortization	(750)	(526)
Total property and equipment, net	$840	$480

Depreciation and amortization related to property and equipment was $0.2 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation and amortization related to property and equipment was immaterial for the three months ended September 30, 2022 and 2021, respectively.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accrued expenses and taxes	$1,240	$1,151
Accrued payroll	1,756	826
Accrued unvested option liability	—	101
Deferred revenue	355	308
Deferred rent	—	373
Warranty reserve	48	18
Total accrued expenses and other current liabilities	$3,399	$2,777

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

For the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $1.8 million in interest expense, respectively, in connection with the borrowings under the Trinity Loan Agreement.

On November 7, 2022, the Company repaid all outstanding principal and accrued interest under and terminated the Trinity Loan Agreement with borrowings under a new Secured Term Loan Agreement entered into with Koito. See Note

21 for further information.

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

As of September 30, 2022, the Company had authorized 350,000,000 shares of common stock, each with a par value of $0.00001. As of September 30, 2022, there were 156,235,659 shares of common stock issued and outstanding.

Lincoln Park Transaction

On November 24, 2021, Legacy Cepton entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “LPC”), pursuant to which Lincoln Park has agreed to purchase up to $100.0 million of common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period (the “Purchase Agreement”) after the consummation of the Business Combination and certain other conditions set forth in the Purchase Agreement. The Company may, from time to time and at its sole discretion, direct Lincoln Park to purchase Class A common stock in accordance with daily dollar thresholds as determined within the Purchase Agreement. The purchase price per share for Class A common stock will be the lower of: (i) the lowest trading price for shares of Class A common stock on the market in which it is listed, on the applicable purchase date and (ii) the average of the three (3) lowest closing sale price for Class A common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date. In consideration for entering into the Purchase Agreement, the Company issued, as a commitment fee, 50,000 shares of Class A common stock to Lincoln Park on the date of the closing of the Business Combination and subsequently an additional 150,000 shares of Class A common stock 180 days after the date of the closing of the Business Combination.

As of and for the nine months ended September 30, 2022, 1,142,505 shares of common stock had been sold to Lincoln Park under the Purchase Agreement for consideration of $1.7 million.

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

Note 12. Stock-Based Compensation

Equity Incentive Plans

On July 5, 2016, Legacy Cepton adopted the 2016 Stock Plan (the “2016 Plan”) under which 4,800,000 shares of Legacy Cepton’s common stock were reserved for issuance to employees, nonemployee directors, consultants, and advisors. As of December 31, 2021, there were 9,187,533 shares of Legacy Cepton’s common stock reserved for issuance and 1,472,512 shares were available for future issuance. As of September 30, 2022, there were no shares reserved or available for future issuance under the 2016 Plan.

As a result of the Business Combination, the Company no longer grants new incentive awards under the 2016 Plan. Incentive awards existing under the 2016 Plan immediately prior to the Business Combination were converted into options to receive shares of common stock through application of the Exchange Ratio (“Post Conversion Awards”).

On February 10, 2022, the Company adopted the 2022 Stock Plan (the “2022 Plan”) under which 15,123,142 shares of the Company’s common stock were reserved for issuance to employees, nonemployee directors, consultants, and advisors. Per the terms of the 2022 Plan, in the event any Post Conversion Awards issued and outstanding under the 2016 Plan are cancelled, terminated, or expire, said number of shares will be made available for issuance under the 2022 Plan. The share limit shall automatically increase on the first trading day in January of every calendar year during the term of the 2022 Plan, by an amount equal to the lesser of (i) two percent (2%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of common stock as may be established by the board of directors. As of September 30, 2022, there were 10,120,767 shares of common stock reserved for issuance under the 2022 Plan.

Restricted Common Stock Awards

Unvested early exercise options and stock appreciation rights are considered restricted shares and are subject to repurchase by the Company in the event the shareholders’ employment is terminated. The Company may, at its option, repurchase said shares at the lesser of (i) the price paid by the shareholder to exercise the award or (ii) the fair market value of the Company’s common stock determined on the date of the repurchase. During the vesting term, each holder of restricted stock awards is deemed to be a common stock shareholder and, accordingly, shall have dividend and voting rights.

On August 20, 2020, Legacy Cepton granted 150,000 early exercise option awards under the 2016 Plan to an independent contractor. The options vest over 24 equal monthly installments beginning on August 10, 2020. On December 29, 2020, the option holder elected to early exercise all granted awards, purchasing the related shares for $2.02 per share or aggregate consideration of $0.3 million. At the time of exercise, 25,000 shares were fully vested with the remainder being unvested. On the date of purchase, Legacy Cepton recognized the vested portion purchased as common stock issued with additional paid in capital. As shares of restricted stock vest, the Company reclassifies the liability to common stock and additional paid in capital. As of December 31, 2021, the Company recognized a liability associated with the unvested restricted shares, recording a liability included in accrued expenses of $0.1 million. As of September 30, 2022, all liabilities have been reclassified to common stock and additional paid-in capital as the early exercise option awards became fully vested. The Company did not grant any early exercise options during the three and nine months ended September 30, 2022 and 2021.

The fair value of Legacy Cepton’s common stock on the date the early exercise options were granted was $2.02 per share. The fair value of Legacy Cepton’s common stock on the date the restricted shares were issued was $3.07 per share.

Incentive Stock Options and Nonqualified Stock Options

A summary of the Company’s employee and nonemployee stock option activity for the nine months ended September 30, 2022 and 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	6,796,114	$4.66	7.5	$126,591
Retroactive application of Exchange Ratio	9,849,028	(2.75)
Outstanding as of December 31, 2021	16,645,142	1.91
Granted	571,050	8.99
Exercised	(1,407,998)	0.50
Expired/Forfeited	(1,183,166)	3.91
Outstanding as of September 30, 2022	14,625,028	$2.16	6.7	$13,701
Exercisable as of September 30, 2022	9,896,881	$1.29	6.0	$11,986
Vested and expected to vest as of September 30, 2022	14,625,028	$2.16	6.7	$13,701

During the nine months ended September 30, 2022 and 2021, the estimated weighted-average grant-date fair value of options granted was $3.60 and $2.87 per share, respectively. As of September 30, 2022, there was $10.2 million of unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted-average period of 2.2 years. The total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $4.4 million and $2.0 million, respectively. The Company recognizes forfeitures as they occur.

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

No RSUs were granted during the nine months ended September 30, 2021.

A summary of the Company’s RSU activity for the nine months ended September 30, 2022 is presented below:

	Shares	Weighted Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	5,256,153	$2.61
Released	—	$—
Forfeited	(122,423)	$2.81
Outstanding as of September 30, 2022	5,133,730	$2.60

As of September 30, 2022, there was $11.4 million of unrecognized stock-based compensation expense related to unvested RSUs expected to be recognized over a weighted-average period of 2.6 years. The total intrinsic value of RSUs outstanding at September 30, 2022 was $10.1 million. The Company recognizes forfeitures as they occur.

Performance-based Stock units

During the nine months ended September 30, 2022, the Company granted 123,000 shares of performance-based stock units (“PSUs”) under the 2022 Plan, with 66,000 shares in the first tranche and 57,000 shares in the second tranche. Each grant to consist of two market-based vesting tranches, with the first tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the Company’s closing stock price exceeds $15.00 per share or (ii) the Company’s market capitalization exceeds $2.1 billion; and the second tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the Company’s closing stock price exceeds $17.50 per share or (ii) the Company’s market capitalization exceeds $2.5 billion, provided in each case that the applicable stock price or market capitalization goal must be achieved no later than February 10, 2025 for the applicable tranche to vest, and provided further that the vesting of each tranche is subject to the grantee’s continued employment with the Company through the day on which the applicable goal is achieved.

The fair value of the PSUs at valuation date was determined using a Monte Carlo valuation model that utilizes significant assumptions, including expected volatility, dividend yield, stock price as of the valuation date, market capitalization targets and the corresponding share price targets necessary for each tranche of PSUs to vest, expected life, and risk-free rate.

The fair value of the PSUs at valuation date was $0.1 million with weighted average grant date fair value of $0.98, amortizing over a derived service period of 21 and 22 months for each tranche, respectively.

Stock-Based Compensation

For the three and nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to options granted to employees and nonemployees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$42	$53	$145	$73
Research and development expense	$1,269	$827	$3,250	$2,212
Selling, general and administrative expense	$1,057	$412	$2,559	$1,083
Total stock-based compensation expense	$2,368	$1,292	$5,954	$3,368

For the three months ended September 30, 2022 and 2021, the Company capitalized $42 thousand and $44 thousand, respectively, of stock-based compensation expense into inventory. For the nine months ended September 30, 2022 and 2021, the Company capitalized $0.1 million and $0.1 million, respectively, of stock-based compensation expense into inventory. During the nine months ended September 30, 2022, the Company recognized additional stock-based compensation expense of $0.3 million as a result of a modification of a cancelled option of a nonemployee. There were no modifications during the three months ended September 30, 2022, or during the three and nine months ended September 30, 2021.

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

The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant periods:

	September 30, 2022	February 10, 2022 (Closing Date)
Current stock price	$1.96	$7.99
Expected volatility	79.0%	77.5%
Risk-free interest rate	4.25%	1.80%
Expected term	2.4 years	3.0 years
Expected dividend yield	0%	0%

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

As of September 30, 2022, the balance of the earnout liability was approximately $4.1 million. For the three months ended September 30, 2022, the Company recorded a loss of $1.4 million in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability. For the nine months ended September 30, 2022, the Company recorded a gain of $70.9 million in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability.

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

The Company concluded the Private Placement Warrants meet the criteria for liability classification due to the existence of a settlement provision that adjusts the settlement amount based on who the holder of the warrant is (i.e., permitted vs. non-permitted transferees). This provision causes the Private Placement Warrants to not be indexed to the Company’s own shares, resulting in liability classification. Upon consummation of the Business Combination, the fair value of the Private Placement Warrants was recorded at a value of approximately $2.6 million. The fair value of the Private Placement Warrants was remeasured on September 30, 2022 at $0.8 million. For the three months ended September 30, 2022, the Company recorded a loss of $0.1 million in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability. For the nine months ended September 30, 2022, the company recorded a gain of $1.8 million, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability.

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

On January 4, 2022, in connection with the Trinity Loan Agreement, Legacy Cepton issued a warrant to purchase 96,998 shares of common stock with an exercise price of $16.89 per share. The warrant was immediately exercisable and expires on January 4, 2032. The Company concluded the warrant meets the criteria for liability classification due to the existence of contingent settlement provisions that could result in holders receiving differing amounts of shares depending on the Company’s stock price or the price paid in a change of control. Because the settlement is not solely determined by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event, this causes the warrant to not be indexed to the Company’s own shares, resulting in liability classification. The fair value of the warrant was initially estimated to be $1.3 million using the Black-Scholes valuation model. Immediately prior to the consummation of the Business Combination, the 96,998 warrants were net exercised and subsequently converted into 73,741 shares of common stock.

Note 15. Income Taxes

The Company’s provision for income taxes was $5 thousand for each of the three months ended September 30, 2022 and 2021. The Company’s provision for income taxes was $21 thousand and $16 thousand for the nine months ended September 30, 2022 and 2021, respectively. The Company’s income tax provision for the three and nine months ended September 30, 2022, was primarily related to income taxes on earnings from its foreign tax jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to unrecognized U.S. federal and state tax benefit because of a full valuation allowance that the Company has established against its federal and state deferred tax assets and foreign tax rate differential from U.S. federal statutory rate. The fair value remeasurement of the earnout and warrant liabilities have no impact to U.S. federal and state net operating loss. The Company continues to maintain a full valuation allowance against the U.S. federal and state deferred tax assets.

The Company conducts its business globally and its operating income is subject to varying rates of tax in the U.S., Canada, Germany, Hong Kong, Japan, China, and the U.K. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region.

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

The Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method on January 1, 2022. The most significant impact of the adoption of this standard was the recognition of right-of-use, or ROU, assets and lease liabilities for operating leases of $1.4 million and $1.8 million, respectively, and a reversal of deferred rent liabilities of $0.4 million on January 1, 2022. The adoption did not have a material impact on the Company’s operating results or cash flows.

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

The components of lease expense for the three and nine months ended September 30, 2022 were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$388	$1,129
Variable lease cost	210	631
Total operating lease cost	$598	$1,760

Supplemental cash flow information for the nine months ended September 30, 2022 related to leases was as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$1,358
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,827

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30, 2022
Operating lease right-of-use assets:
Operating lease right-of-use assets, current	$474
Operating lease right-of-use assets, non-current	338
Total operating lease right-of-use assets	$812
Operating lease liabilities:
Operating lease liabilities, current	$653
Operating lease liabilities, non-current	297
Total operating lease liabilities	$950

Weighted average remaining term and discount rates were as follows (term in years):

Amount
Weighted average remaining lease term	1.93
Weighted average discount rate	13.73%

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,
2022	$480
2023	253
2024	104
2025	100
Thereafter	148
Total undiscounted lease payments	$1,085

Present value adjustment for minimum lease commitments	135
Net Lease Liabilities	$950

Note 17. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in various legal claims, litigation and other matters that arise in the normal course of its operations. Although there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that none of these claims, actions or proceedings are likely to have a material adverse effect on the Company’s financial position.

The Company records accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. There are no material accruals for loss contingencies associated with such legal claims, actions or litigation as of September 30, 2022.

Lease Commitment

During the quarter ended September 30, 2022, the Company entered into a new office lease agreement commencing on February 1, 2023 through April 30, 2028. The lease agreement requires an initial security deposit of $2.6 million, payable at 60 days after execution of the lease agreement to be held as restricted cash, and will be reduced over the term of the lease agreement.

Total amounts to be paid under the lease are as follows (in thousands):

Year Ending December 31,
2023	$2,214
2024	3,034
2025	3,112
2026	3,222
Thereafter	4,159
Total undiscounted lease payments	$15,741

Note 18. Related Party Transactions

Revenue generated from a certain related party customer and investor was $0.3 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively. Revenue generated from the same customer and investor was $2.1 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. Accounts receivable from this customer and investor was $0.5 million as of September 30, 2022 and was $0.1 million as of December 31, 2021.

Note 19. Basic and Diluted Net Income (Loss) Per Share

The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The Company was in a net income position for the three and nine months ended September 30, 2022 and a net loss position for the three and nine months ended September 30, 2021. The Company considers its convertible preferred stock to be participating as holders of such securities have non-forfeitable dividend rights in the event of the declaration of a dividend for shares of common stock. When the Company is in a net loss position, the net loss attributable to common stockholders is not allocated to the convertible preferred stock under the two-class method as these securities do not have a contractual obligation to share in losses. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding. During the periods when there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. Net income (loss) per share calculations for all periods prior to the Business Combination have been retroactively restated to the equivalent number of shares reflecting the Exchange Ratio.

The following tables present reconciliations of the denominators of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Denominator:
Weighted-average common shares outstanding – Basic	155,689,414	67,199,734	142,744,165	67,000,984
Stock options to purchase common stock and RSUs (1)	—	—	9,304,266	—
Weighted-average common shares outstanding - Diluted	155,689,414	67,199,734	152,048,431	67,000,984

(1)	Includes the weighted average unvested shares subject to repurchase of 7,817 as of the nine months ended September 30, 2022.

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options to purchase common stock and RSUs	10,344,697	17,252,253	5,002,191	17,252,253
Unvested restricted stock	—	168,385	—	168,385
Preferred shares on an as-converted basis	—	53,078,571	—	53,078,571
Class F shares an as-converted basis	—	20,505,344	—	20,505,344
Shares issuable upon exercise of warrants	—	146,954	—	146,954
Total	10,344,697	91,151,507	5,002,191	91,151,507

As of September 30, 2022, 13,000,000 Earnout Shares were excluded from the table above because the shares are considered contingently issuable and the required common share price milestones were not achieved as of September 30, 2022. As of September 30, 2022, 13,800,000 common stock warrants were excluded from the table above as no shares were issuable under the treasury stock method of computing diluted earnings per share.

Note 20. Segments

The Company conducts its business in one operating segment that develops and produces lidar sensors for use in automotive and smart infrastructure industries. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis, accompanied by disaggregated information about sales and gross margin by product group. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Long-lived assets of the Company located in its country of domicile, the United States, are approximately 99%.

Note 21. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 10, 2022, the issuance date of the condensed consolidated financial statements, and determined there are no other transactions that require additional accounting or disclosure, except as disclosed below.

On October 27, 2022, the Company entered into an Investment Agreement (“Investment Agreement”) with Koito Manufacturing Co., Ltd. (“Koito”), pursuant to which, among other things, at the closing of the transactions, and based on the terms and subject to the conditions set forth therein, the Company will issue and sell to Koito, 100,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Preferred Stock”), for a purchase price of $100.0 million.

The Preferred Stock will be convertible, beginning on the first anniversary of the issue date, into shares of the Company’s common stock at an approximate initial conversion price of $2.585 per share. At the Company’s election, the Preferred Stock carries a 4.25% per annum dividend if paid in kind or a 3.25% per annum dividend if paid in cash, in each case paid in arrears.

Consummation of the investment is subject to, among other things, approval of the Company’s shareholders and satisfaction of applicable closing conditions The investment is expected to close in the first quarter of 2023.

Concurrently with the execution of the Investment Agreement, the Company entered into a Secured Term Loan Agreement with Koito to borrow Japanese Yen ¥5.8 billion (approximately $39 million), the proceeds of which will be used to repay amounts outstanding under the Trinity Capital Loan and for working capital and general corporate purposes. The Loan will accrue interest at a rate equal to 1.0% per annum and will be payable at maturity. The Loan will mature on the earlier of three business days after the closing of the transactions contemplated by the Investment Agreement and the date on which the Investment Agreement is terminated in accordance with its terms. Pursuant to the Secured Term Loan Agreement, the Company will be required to enter into a Security Agreement and a Patent Security Agreement, pursuant to which, effective upon the Company’s receipt of the Loan, the obligations of the Company under the Secured Term Loan Agreement will, effective as of the date of the Company’s receipt of the Loan, be secured by substantially all of the personal property of the Company, including all patents.

On November 7, 2022, the Company repaid all outstanding principal and accrued interest under the Trinity Loan Agreement, including a 1.50% prepayment penalty and 2.50% end of term payment.

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

Based on this approach, we have gained acceptance for our technology in the automotive market. In 2019, following approximately three years of rigorous engagement and working alongside our automotive tier 1 partner, Koito, we were awarded the largest known ADAS lidar series production award in the industry to date by General Motors (“OEM-B”). This award includes multiple platforms and vehicle models, with an estimated production start in 2023.

As a Silicon Valley-based company led by recognized technical experts in the optical field, technology innovation is at the core of our company. We developed a comprehensive lidar platform consisting of proprietary components including our breakthrough imaging technology and our system-on-a-chip lidar engine application-specific integrated circuit, a portfolio of automotive-grade and industrial-grade long-range and near-range lidars, a software layer enabling the integration of automotive functions, and feature rich perception software capabilities.

Business Combination

On February 10, 2022, the Business Combination was consummated and as a result, a subsidiary of Growth Capital Acquisition Corp. (“GCAC”), GCAC Merger Sub Inc., merged with and into Cepton Technologies, Inc. (“Legacy Cepton”). GCAC changed its name to Cepton, Inc., and the Company is now listed on the Nasdaq under the symbol “CPTN”. Legacy Cepton is deemed to be the accounting predecessor and Cepton, Inc. is the successor registrant with the U.S. Securities and Exchange Commission (“SEC”), which means that Legacy Cepton’s financial statements for previous periods will be disclosed in Cepton, Inc.’s future periodic reports filed with the SEC.

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

Market Conditions

The global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions impacted by the COVID-19 pandemic, increases in inflation rates, the ongoing conflict in Ukraine and rising fuel prices, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. While we believe the COVID-19 pandemic will act as a long-term catalyst for our vehicle sales and wider adoption of ADAS programs, the severity and duration of the impact of broader macroeconomic conditions on our business is dynamic and cannot be predicted.

For more information on our operations and risks related to our macroeconomic environment, please see the section entitled “Risk Factors.”

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

In the smart infrastructure space, average selling price of a lidar solution may be higher than that in the automotive space due to a number of reasons, such as unit volume, level of customization, and additional software content. At the same time, the cost of production is also higher due to lower levels of economies of scale and higher levels of system integration requirements.

Due to recent supply chain shortages, lead times for some of our products are increasing, which may lead to a significant mismatch between supply and demand, giving rise to product shortages for both the Company and our customers, making our demand forecast more uncertain. During fiscal year 2022, we made continued efforts in broadening our supply base to scale our Company and better serve customer demand. Recent market conditions, including the impacts from the COVID-19 pandemic and the war in Ukraine, have strained global supply chains and could result in a shortage of key materials that our suppliers require to satisfy our needs. We expect continued supply constraints for some of our products, through the end of fiscal year 2022 and potentially beyond. We have placed orders for certain supply in advance of our historical lead times, paid premiums to secure future supply and capacity, and may need to continue to do so in the future. Placing orders in advance of our historical lead times to secure supply in a constrained environment may result in excess inventory, cancellation penalties, or other charges if there is a partial or complete reduction in long-term demand for our products. These actions may also increase our product costs and decrease gross margin, in addition to increased overall costs as a result of rising inflation. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our gross margin.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency other than the U.S. dollar and gains or losses related to the extinguishment of debt and issuance of common stock under the Lincoln Park Agreement.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Lidar sensor and prototype revenue	$1,778	$656	$1,122	171%	$4,642	$1,989	$2,653	133%
Development revenue	26	1,235	(1,209)	(98%)	1,207	1,235	(28)	(2)%
Total revenue	$1,804	$1,891	$(87)	(5%)	$5,849	$3,224	$2,625	81%
Lidar sensor and prototype cost of revenue	1,872	617	1,255	203%	5,608	3,053	2,555	84%
Development cost of revenue	3	376	(373)	(99%)	600	376	224	60%
Cost of revenue	1,875	993	882	89%	6,208	3,429	2,779	81%
Gross margin (loss)	(71)	898	(969)	NM	(359)	(205)	(154)	75%

Operating expenses
Research and development	8,227	6,331	1,896	30%	24,368	17,321	7,047	41%
Sales, general, and administrative	6,722	3,520	3,202	91%	21,954	9,992	11,962	120%
Total operating expenses	14,949	9,851	5,098	52%	46,322	27,313	19,009	70%
Operating loss	(15,020)	(8,953)	(6,067)	68%	(46,681)	(27,518)	(19,163)	70%

Change in fair value of earnout liability	(1,440)	—	(1,440)	NA	70,868	—	70,868	NA
Change in fair value of warrant liability	(135)	—	(135)	NA	2,549	—	2,549	NA
Other income (expense), net	(493)	1,096	(1,589)	(145%)	(487)	1,098	(1,585)	(144)%
Interest income (expense), net	(318)	—	(318)	NA	(1,597)	14	(1,611)	NM
Income (loss) before income taxes	(17,406)	(7,857)	(9,549)	122%	24,652	(26,406)	51,058	NM

Provision for income taxes	(5)	(5)	—	—%	(21)	(16)	(5)	31%
Net income (loss)	$(17,411)	$(7,862)	$(9,549)	121%	$24,631	$(26,422)	$51,053	NM

NA: Not applicable

NM: Not meaningful

Comparison of the three and nine months ended September 30, 2022 and 2021

Revenue

Lidar sensor and prototype revenue increased by $1.1 million, or 171%, to $1.8 million for the three months ended September 30, 2022, from $0.7 million for the three months ended September 30, 2021. Approximately $1.1 million of the increase was driven by an increase in lidar sales volume and approximately $0.2 million related to new products sold during the period. The increase was partially offset by a $0.3 million decrease driven by decreased lidar sensor average sales price driven by customer projects maturing from proof-of-concept phase to deployment phase.

Development revenue decreased by $1.2 million, or 98%, to $26 thousand for the three months ended September 30, 2022, from $1.2 million for the three months ended September 30, 2021. The decrease relates to the achievement of milestones defined under the development work order project issued by Koito in 2021. During the three months ended September 30, 2021, the Company satisfied milestones defined under the development work order projects and recognized development revenue of $1.2 million.

Lidar sensor and prototype revenue increased by $2.7 million, or 133%, to $4.6 million for the nine months ended September 30, 2022, from $2.0 million for the nine months ended September 30, 2021. Approximately $2.3 million of the increase was driven by an increase in lidar sales volume and approximately $1.4 million related to new products sold during the period. The increase was partially offset by a $0.9 million decrease driven by decreased lidar sensor average sales price driven by customer projects maturing from proof-of-concept phase to deployment phase.

Change in development revenue was immaterial from the nine months ended September 30, 2021 to the nine months ended September 30, 2022.

Cost of Revenue

Lidar sensor and prototype cost of revenue increased by $1.3 million, or 203%, to $1.9 million for the three months ended September 30, 2022, from $0.6 million for the three months ended September 30, 2021. The increase resulted primarily from an increase in sales volume of $0.9 million and inventory adjustments write downs of $0.4 million.

Development cost of revenue decreased by $0.4 million, or 99%, to $3 thousand for the three months ended September 30, 2022, from $0.4 million for the three months ended September 30, 2021. The decrease resulted primarily from the decrease in development revenue described above.

Lidar sensor and prototype cost of revenue increased by $2.6 million, or 84%, to $5.6 million for the nine months ended September 30, 2022, from $3.1 million for the nine months ended September 30, 2021. The increase resulted primarily from an increase in sales volume of $2.0 million and standard costing adjustments of $0.5 million.

Development cost of revenue increased by $0.2 million, or 60%, to $0.6 million for the nine months ended September 30, 2022, from $0.4 million for the nine months ended September 30, 2021. The increase resulted primarily from the achievement of milestones and cost inputs defined under different development work order projects.

Operating Expense

Research and development expense increased by $1.9 million, or 30%, to $8.2 million for the three months ended September 30, 2022, from $6.3 million for the three months ended September 30, 2021, resulting primarily from a $1.4 million increase in personnel related costs, $0.3 million increase in permits and license fees, and a $0.2 million increase in professional services fees.

Research and development expense increased by $7.0 million, or 41%, to $24.4 million for the nine months ended September 30, 2022, from $17.3 million for the nine months ended September 30, 2021, resulting primarily from a $3.8 million increase in personnel related costs, a $1.1 million increase in materials costs, a $1.1 million increase in professional services costs, $0.6 million in rent, permits and license fees, and $0.3 million increase in software subscription and equipment fees.

Sales, general and administrative expense increased by $3.2 million, or 91%, to $6.7 million for the three months ended September 30, 2022, from $3.5 million for the three months ended September 30, 2021, resulting primarily from a $1.4 million increase in personnel related costs, a $1.0 million increase in directors and officers insurance related costs, $0.6 million in professional services costs, and a $0.3 million increase in other general and administrative costs.

Sales, general and administrative expense increased by $12.0 million, or 120%, to $22.0 million for the nine months ended September 30, 2022, from $10.0 million for the nine months ended September 30, 2021, resulting primarily from a $4.0 increase in personnel related costs, a $2.7 million increase in transaction costs related to the Business Combination attributable to liability-classified instruments, $2.7 million increase in directors and officers insurance related costs, and a $2.5 million increase in other general and administrative costs.

Change in Fair Value of Earnout and Warrant Liabilities

The earnout liability was assumed in connection with the Business Combination. The fair value of the earnout liability increased by $1.4 million resulting in the recognition of an unrealized loss for the three months ended September 30, 2022. This is primarily due to an increase in the Company’s common share price for the three months ended September 30, 2022. The fair value of the earnout liability decreased by $70.9 million resulting in the recognition of an unrealized gain for the nine months ended September 30, 2022. This is primarily due to a decrease in the Company’s common share price from February 10, 2022 to September 30, 2022.

The fair value of the warrant liability increased by $0.1 million for the three months ended September 30, 2022 resulting from a $0.1 million unrealized loss due to the mark-to-market adjustment on private placement warrants. The fair value of the warrant liability decreased by $2.5 million for the nine months ended September 30, 2022 resulting from a $1.8 million unrealized gain due to the mark-to-market adjustment on private placement warrants and $0.7 million realized gain due to the exercise of certain liability classified warrants in connection with the Business Combination.

Other Income (Expense), net

Other income (expense), net decreased by $1.6 million for the three and nine months ended September 30, 2022 resulting primarily from an one-time gain on extinguishment of debt of $1.1 million related to prior year borrowings in 2021 and increase in expense on issuance of common stock to Lincoln Park of $0.2 million for the three and nine months ended September 30, 2022.

Interest Income (Expense), net

Interest income (expense), net decreased by $0.3 million for the three months ended September 30, 2022 resulting primarily from an increase in interest expense of $0.3 million related to borrowings under the Trinity Loan Agreement. Interest income decreased by $1.6 million for the nine months ended September 30, 2022 resulting primarily from an increase in interest expense of $1.5 million related to borrowings under the Trinity Loan Agreement. The remaining $0.1 million relates to a decrease in interest income from short-term investments.

Income Taxes

Our provision for income taxes remained consistent for the three and nine months ended September 30, 2022 and 2021. We provided a full valuation allowance on our net U.S. federal and state deferred tax assets for the three and nine months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022, we had U.S. federal and state tax-effected net operating loss carryforwards available to reduce future taxable income, of which post-2017 Federal net operating loss will be carried forward indefinitely and post-2017 Federal net operating loss carryover and state net operating loss carryover and state net operating loss carryover will expire on varying dates.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had cash, cash equivalents, and short-term investments totaling $21.6 million, comprised of money market funds, commercial paper, U.S. Treasury and Agency securities, corporate debt securities, and other available-for-sale securities held for working capital purposes. We believe that our current cash position, including our available borrowings and Purchase Agreement with Lincoln Park, will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.

On November 24, 2021, we entered into a Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase up to $100.0 million of common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period after the consummation of the Business Combination and certain other conditions set forth in the Purchase Agreement. On May 11, 2022, the S-1 registration statement related to the Lincoln Park Purchase Agreement became effective and the other terms and conditions of the Purchase Agreement were satisfied, which enabled us to begin selling common stock to Lincoln Park as a source of funds.

On January 4, 2022, we entered into the Loan Agreement with Trinity Capital Inc. to borrow up to $25.0 million at a floating per annum rate equal to the greater of (i) 10.75% or (ii) the prime rate plus 7.0%. In connection with the Loan Agreement, we issued a warrant to purchase 96,998 shares of common stock with an exercise price of $16.89 per share. On January 4, 2022, we borrowed $10.0 million (the “Initial Advance”) under the terms of the Loan Agreement. In 2021, we incurred approximately $0.2 million of issuance costs related to the Loan Agreement. Immediately prior to the consummation of the Business Combination, the warrant was net exercised and subsequently converted into 73,741 shares of Class A common stock.

On June 20, 2022, the Trinity Loan Agreement was amended to, among other things, extend the commitment termination date for the remaining $15.0 million of commitments from July 1, 2022 to January 1, 2023. As of September 30, 2022, $15.0 million of unused commitments remained available. On November 7, 2022, we repaid all outstanding principal and accrued interest under and terminated the Trinity Loan Agreement with borrowings under a new Secured Term Loan Agreement entered into with Koito. See Note 21 to the condensed consolidated financial statements in this Report for further information.

Following the approval of the Business Combination, on February 10, 2022, we received net cash proceeds of $47.1 million from the Business Combination and PIPE, net of certain transaction costs.

On October 27, 2022, we entered into an Investment Agreement with Koito, pursuant to which, among other things, at the closing of the transactions, and based on the terms and subject to the conditions set forth therein, we will issue and sell to Koito, 100,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Preferred Stock”), for a purchase price of $100.0 million. The Preferred Stock will be convertible, beginning on the first anniversary of the issue date, into shares of our common stock at an approximate initial conversion price of $2.585 per share. Consummation of the investment is subject to, among other things, approval of the Company’s shareholders and satisfaction of applicable closing conditions. The investment is expected to close in the first quarter of 2023.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $70.8 million as of September 30, 2022. During the nine months ended September 30, 2022, we had negative cash flows from operating activities of $43.5 million. Although much of the negative cash flow resulted from an increase in engineering services and expensed materials for research and development, and continuing administrative expenses related to becoming a publicly traded company, we expect to continue to invest in research and development and generate operating losses in the future. In addition, our future capital requirements will depend on many factors, including our lidar sales volume, the timing and extent of spending to support our research and development efforts in lidar technology, the expansion of sales and marketing activities, market adoption of new and enhanced products and features, and increased spending due to inflation and supply chain shortages. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. For example, the pending transaction entered into with Koito involves the issuance of preferred equity securities that rank senior to our common stock in the event of liquidation and include other rights and preferences senior to those of our common stock. In addition, the preferred equity securities to be issued to Koito are convertible into shares of our common stock and, upon conversion, will result in dilution to our stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. For information regarding our cash requirements from lease obligations and contractual obligations, see Notes 16 and 17 to the condensed consolidated financial statements included in this Report.

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

Cash Flow Summary — Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(43,505)	$(27,224)
Investing activities	(16,025)	23,198
Financing activities	59,207	386

Operating Activities

During the nine months ended September 30, 2022, our operating activities used $43.5 million in cash. We recorded net income of $24.6 million; however, this was offset by $65.2 million of non-cash income and expenses consisting primarily of gains from the change in fair value of earnout and warrant liabilities of $73.4 million. These non-cash income items were partially offset by stock-based compensation expense of $6.0 million, depreciation and amortization of $0.2 million, and amortization of right-of-use assets of $1.0 million, and other amortization of $0.8 million. During the nine months ended September 30, 2022, we used net cash of $2.9 million from changes in our operating assets and liabilities resulting primarily from a $0.9 million increase in other long-term assets primarily related to prepaid director and officer insurance, a $0.9 million increase in accounts receivable, a $1.2 million decrease in operating lease liabilities, a $0.8 million decrease in accounts payable due to timing of payments, a $0.5 million increase in prepaid expenses and other current assets due to increases in prepaid insurance offset by decreases in deferred transaction costs in connection with the closing of the Business Combination, a $1.0 million increase in accrued expenses and other current liabilities due to timing of payments.

During the nine months ended September 30, 2021, our operating activities used $27.2 million in cash resulting primarily from our net loss of $26.4 million, which was partially offset by $2.7 million of non-cash expenses. Non-cash expenses consisted primarily of $3.3 million of stock-based compensation expense and $0.2 million of other amortization, which were partially offset by $1.1 million of gain from debt forgiveness. During the nine months ended September 30, 2021, we used $3.5 million net cash from changes in our operating assets and liabilities resulting primarily from an increase in prepaid expenses and other current assets of $4.4 million due to transaction costs incurred in anticipation of a business combination and a decrease of $1.2 million in other long term liabilities. This was partially offset by an increase of $1.4 million in accrued expenses and other current liabilities, an increase in accounts payable of $0.9 million due to timing of payments, a decrease of $0.6 million in inventories, and a increase of $0.5 million in accounts receivable.

Investing Activities

During the nine months ended September 30, 2022, our investing activities used $16.0 million of cash, resulting primarily from purchases of short-term investments of $32.4 million and purchases of property and equipment of $0.6 million, partially offset by proceeds from the sales and maturities of short-term investments of $16.9 million.

During the nine months ended September 30, 2021, our investing activities provided $23.2 million of cash, resulting primarily from the sales and maturities of short-term investments of $31.8 million, partially offset by $8.5 million of purchases of short-term investments.

Financing Activities

During the nine months ended September 30, 2022, our financing activities provided $59.2 million of cash consisting primarily of $47.1 million of net proceeds from the Business Combination and PIPE investment, $9.7 million of proceeds from the issuance of debt and warrants, $1.7 million from proceeds from issuance of common stock, and $0.7 million from proceeds from common stock option exercises.

During the nine months ended September 30, 2021, our financing activities provided $0.4 million of cash consisting of proceeds from common stock option exercises.

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

The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant periods:

	September 30, 2022	February 10, 2022 (Closing Date)
Current stock price	$1.96	$7.99
Expected volatility	79.0%	77.5%
Risk-free interest rate	4.25%	1.80%
Expected term	2.4 years	3.0 years
Expected dividend yield	0%	0%

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) ending December 31, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Interest Rate Risk

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $21.6 million, which consisted of commercial paper, U.S. treasury securities, U.S. government agency securities, and corporate debt securities. The short-term investments carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio. In addition, as of September 30, 2022, the principal amount outstanding under the Trinity Loan Agreement was $10.0 million. This loan bears interest at variable rates and is subject to interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations.

On November 7, 2022, the Company repaid all outstanding principal and accrued interest under and terminated the Trinity Loan Agreement with borrowings under a new Secured Term Loan Agreement entered into with Koito. See Note 21 to the condensed consolidated financial statements in this Report for further information.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S. and to a lesser extent in Canada and Germany. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. In addition, borrowings under our new Secured Term Loan Agreement with Koito are denominated in Japanese Yen and, to the extent we convert borrowings into U.S. dollars, will expose us to additional foreign currency exchange rate risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Remediation Plan and Status

We hired additional accounting staff during the three months ended September 30, 2022 and we will continue to evaluate our accounting and financial needs in light of the material weakness described above.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal claims, litigation and other matters that arise in the normal course of its operations. Although there can be no assurances and the outcome of these matters is not determinable, the Company currently believes that none of these claims, actions or proceedings are likely to have a material adverse effect on the Company’s financial position.

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the SEC on August 11, 2022.

Our business, financial condition and operating results can be affected by a number of risks and uncertainties, whether currently known or unknown, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition and results of operations.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors” alone or in combination with other events or circumstances may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

Risks Related to the Pending Transaction with Koito

●	The pending strategic investment by Koito may not be consummated, and failure to complete the Transaction could materially impact our financial condition, growth prospects and stock price.

●	We have incurred, and will incur significant costs in connection with the Transaction.

●	Koito will have significant influence over the Company and may prevent other stockholders from influencing significant corporate decisions following completion of the Transaction, and the Koito’s interests may conflict with those of our other shareholders.

●	The Transaction, if consummated, will cause dilution to our current stockholders, which may negatively affect the market price of our common stock. Future sales by Koito or other holders may also negatively impact the price of our common stock.

Risks Related to Our Business and Industry

●	We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	Our forecasts and projections are based upon assumptions, analyses and internal estimates developed by our management, which may prove to be incorrect or inaccurate.

●	The strategic initiatives we are implementing may prove more costly than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

●	If our lidar products are not selected for inclusion in ADAS and autonomous driving systems by automotive OEMs, automotive tier 1 suppliers, mobility or technology companies or their respective suppliers, our business will be materially and adversely affected.

●	Continued pricing pressures, automotive OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs may result in losses or lower than anticipated margins.

●	Market adoption of lidar is uncertain, and if market adoption of lidar does not continue to develop, or develops more slowly than we expect, our business will be adversely affected.

●	We are substantially dependent on our series production award from OEM-B and our relationship with Koito, and our business and prospects will be materially and adversely affected if OEM-B’s development or launch plans for the multiple vehicle models in which our products are expected to be deployed are significantly scaled back or terminated.

●	We rely on third-party suppliers, and because some of the raw materials and key components in our products come from limited or single-source suppliers, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain, could delay deliveries of our products to customers, and could adversely affect our business, results of operations and financial condition.

●	Because our sales have been primarily to customers engaged in development of ADAS deployments in consumer vehicles and pilot projects in the Smart Infrastructure segment and our orders are project-based, we expect our results of operations to fluctuate on a quarterly and annual basis.

●	Even though many of the components in our lidars are modular and can be built using readily available materials, we, our outsourcing partners and our suppliers may rely on complex machinery and skilled labor for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

●	The average selling prices of our current products could decrease rapidly over the life of the product, and the selling prices we are able to ultimately charge in the future for the products we are currently developing or commercializing may be less than what we currently project, which may negatively affect our revenue and gross margin.

●	The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model or other customer solution for which we are a significant supplier to, could reduce our sales and adversely affect our profitability.

●	We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Legal and Regulatory Risks Related to Our Business

●	We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition and results of operations.

●	We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the manufacturing, use, distribution and sale of our products and, in some cases, related customer requirements, which could impose substantial costs upon us and materially impact our ability to fulfill certain business opportunities.

Risks Related to Our Intellectual Property

●	We may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our solutions. Our efforts to protect and enforce our intellectual property rights and prevent third parties from violating our rights may be costly.

Risks Related to Ownership of Our Shares and Warrants

●	The Amended and Restated Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

●	Anti-takeover provisions contained in the Amended and Restated Certificate of Incorporation and the Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

●	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

●	Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the common stock to decline.

Risks Related to the Pending Transaction with Koito

The pending strategic investment by Koito may not be consummated, and failure to complete the Transaction could materially impact our financial condition, growth prospects and stock price.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity”, on October 27, 2022, we entered into the Investment Agreement with Koito, pursuant to which, among other things, at the closing of the transaction contemplated thereby, and on the terms and subject to the conditions set forth therein, we will issue and sell to Koito, 100,000 shares of Preferred Stock for a purchase price of $100.0 million (the “Transaction”). The proceeds of the Transaction will be used first, to pay any outstanding loan under the Secured Term Loan Agreement, and second, for the continued development of our Lidar technology and general corporate purposes.

Consummation of the Transaction is subject to certain closing conditions. We can provide no assurance that all closing conditions will be satisfied or waived (where permissible) or that the Transaction will be consummated timely or at all. If the Transaction is not consummated, our ongoing business and financial results may be materially adversely affected and we will be subject to a number of risks, including the following:

●	we may be unable to find and consummate an alternative financing sufficient to fund our future capital requirements, in particular because our ability to pursue alternative transactions is limited by the terms of the Investment Agreement;

●	we may be required to raise additional funds sufficient to repay borrowings under the Secured Term Loan Agreement, and any such funds would likely be more expensive and/or subject us to more restrictive covenants than the Secured Term Loan; and

●	we may be required to pay termination fees and/or reimburse Koito for expenses as required under the Investment Agreement.

In addition, if the Transaction is not completed, we may experience negative reactions from the financial markets and from our existing stockholders, customers, partners, employees, vendors and creditors. Failure to consummate the Transaction may adversely affect our business, financial position, results of operations and cash flows, as well as the price of our common stock.

We have incurred, and will incur, significant costs in connection with the Transaction.

We have incurred, and will incur, substantial expenses in connection with and as a result of the Transaction, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, as well as expenses related to the special meeting of stockholders we are required to hold and closing of the Transaction. A portion of the costs related to the Transaction will be incurred regardless of whether the Transaction is completed. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Some of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses will exceed the costs historically borne by us and could adversely affect our financial condition and results of operations prior to and following the Transaction.

Koito will have significant influence over us and may prevent other stockholders from influencing significant corporate decisions following completion of the Transaction, and the Koito’s interests may conflict with those of our other stockholders.

Following the closing, the Preferred Stock will initially be convertible into shares of our common stock, at a conversion price of $2.585 per share (subject to adjustment). On an as-converted basis, we expect Koito to beneficially own approximately 30% of our issued and outstanding common stock immediately following the closing based on the number of shares of common stock currently projected to be outstanding immediately following closing. As a result, Koito will be our largest stockholder. In addition, the terms of the Preferred Stock may prevent us from entering into certain acquisition or strategic transactions with a competitor of Koito unless Koito consents us to such acquisition or strategic transaction.

Immediately following the closing, Koito will be entitled to have two designees appointed to our board of directors, and will also be entitled to have such designees appointed to the Nominating and Corporate Governance Committee and Compensation Committee of our board of directors, subject to satisfaction of applicable committee membership requirements.

At the closing, we and Koito will enter into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, immediately following the closing, we will be is obligated to take all necessary action (to the extent not prohibited by law) to cause our board of directors to nominate for election that number of individuals designated by Koito that is proportional to the Koito’s beneficial ownership interest in our common stock, provided, however, that Koito will not be entitled to nominate for election a number of individuals that would constitute a majority of our board of directors. In addition, Koito’s designation rights will be reduced to one director at such time as Koito ceases to beneficially own at least 10% of the outstanding shares of our common stock (on an as-converted basis) and Koito will no longer have any rights to designate a nominee to serve on our board of directors at such time as Koito ceases to beneficially own at least 5% of the outstanding shares of our common stock (on an as-converted basis).

Pursuant to the terms of the Investor Rights Agreement, the prior written consent of Koito (the “Investor Consent Rights”) will be required for us to effect or validate certain enumerated actions in the Investor Rights Agreement for so long as Koito beneficially owns a number of shares of our common stock representing at least 75% of the number of shares of our common stock held by Koito as of the closing of the Transaction (after giving effect to the Transaction and including the shares of common stock issuable upon conversion of the Preferred Stock), including, but not limited to: (i) issuing securities that are senior or pari passu to the Preferred Stock, (ii) declaring or paying dividends, (iii) acquiring, redeeming or repurchasing capital stock, (iv) incurring debt or liens for borrowed money in excess of specified amounts, (v) entering into related party transactions, (vi) amending our charter or bylaws, (vii) changing the size of our board of directors, (viii) adopting a poison pill (unless it grandfathers in Koito), (ix) making acquisitions in excess of specified amounts, (x) selling, leasing or transferring assets or properties, or incurring liens (other than certain permitted liens) in excess of specified amounts, (xi) increasing the number of shares of our common stock reserved for issuance under our existing equity incentive plans beyond automatic annual increases currently provided for under such plans, (xii) transfers or abandonment of, or incurrence of liens on, our material intellectual property and (xiii) capital expenditures in excess of specified amounts.

As a result, Koito will be able to influence corporate matters and transactions. Koito’s interests may not always coincide with our interests or the interests of our other stockholders, and Koito’s ownership interest, together with the voting rights, director designation rights and consent rights described above, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our common stock and may delay, deter or prevent acts that would be favored by our other stockholders.

The Transaction, if consummated, will cause dilution to our current stockholders, which may negatively affect the market price of our common stock. Future sales by Koito or other holders may also negative impact the price of our common stock.

Upon the closing, we will issue the Preferred Stock, which will initially be convertible into shares of our common stock at a conversion price of $2.585 per share (subject to adjustment). On an as-converted basis, we expect this to represent approximately 30% of our issued and outstanding common stock immediately following closing. As a result, our current stockholders will experience substantial dilution of any earnings per share we may have in the future, as well as of ownership percentage and voting rights. This could have the effect of depressing the market price of our common stock. In addition, Koito and certain subsequent holders of Preferred Stock will be entitled to registration rights with respect to the underlying common stock and any sale of shares of Preferred Stock (or any shares of common stock issuable upon conversion thereof), or the anticipation of the possibility of such sales, could create downward pressure on the market price of our common stock. Furthermore, our current stockholders may decide to reduce their investment in us due to the changes to our investment profile as a result of the Transaction, and may sell large amounts of common stock leading up to or following the Transaction. Such sales of our common stock could have the effect of depressing the market price for our common stock.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. Our plans to incur substantial, and potentially increasing, R&D costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our R&D expenses were approximately $24.4 million and $17.3 million for the nine months ended September 30, 2022 and 2021, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

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

Our growth plans are substantially dependent on our series production award from OEM-B. We are the supplier of lidar to OEM-B’s next generation ADAS program, through Koito. Sales to Koito accounted for over 35% of our total revenues for the nine months ended September 30, 2022 and 71% for the nine months ended September 30, 2021. There can be no assurance that we will be able to maintain our relationship with OEM-B or Koito and secure orders from Koito for OEM-B programs. If OEM-B terminates or significantly alters or delays its next generation ADAS program and/or alters its relationship with us or with Koito in a manner that is adverse to us, our business would be materially adversely affected. Similarly, if we are unable to maintain our relationship with Koito, or the terms of our arrangement with Koito with respect to the OEM-B series production award differ from our expectations, including with respect to volume, pricing and timing, then our business and prospects would be materially adversely affected. In addition, our stock price could be materially adversely affected.

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

While the components that go into the manufacture of our solutions are generally built from modular, commonly available materials, they are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities. Although we have limited experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to manage our supply chain to manufacture and deliver our products at scale. Some of the key components used to manufacture our products come from limited or single source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. We have a global supply chain, and the COVID-19 pandemic and other health epidemics and outbreaks and recent geopolitical conflicts and macroeconomic challenges have adversely affected, and may in the future adversely affect our ability to source components in a timely or cost effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. Additionally, our lidar uses laser diodes. Any shortage of these laser diodes could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and channel partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of ours.

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

Even though many of the components in our lidars are modular and can be built using readily available materials, we, our outsourcing partners and our suppliers may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs. We, our outsourcing partners and our suppliers may also rely on highly-skilled labor for production, and if such highly-skilled labor is unavailable, our business could be adversely affected

We, our outsourcing partners and our suppliers may rely on complex machinery for the production, assembly and installation of our lidar solutions, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our production facilities and the facilities of our outsourcing partners and suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. In addition, we and our outsourcing partners and our suppliers may also rely on highly-skilled labor for assembly and production. If such highly-skilled labor is unavailable, our business could be adversely affected. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

As part of growing our business, we may make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected.

From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. If the Transaction is consummated, certain acquisitions will also require Koito’s consent. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

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

International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 63% of our revenue for the nine months ended September 30, 2022 and 88% of our revenue for the nine months ended September 30, 2021. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including, but not limited to:

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

In the future, we may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such current or potential customers or partners. If consummated, the pending Transaction is expected to provide sufficient capital for our near-term needs but may not fulfill our long-term capital needs, however, the Preferred Stock and the rights granted to Koito in connection therewith may limit our ability to engage in future equity or debt financings or enter into credit facilities even after we have utilized the proceeds from the Transaction. Because the exercise price of the Public Warrants and Private Placement Warrants substantially exceeds the current trading price of our common stock, holders are unlikely to exercise such warrants in the near future, if at all, and as a result our Public Warrants and Private Placement Warrants may not provide any additional capital. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any such issuance could also result in anti-dilution adjustments under the Preferred Stock, if issued, which could create additional dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Additionally, in August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”) which includes changes to the U.S. corporate income tax system, a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion, which will become effective in fiscal year 2024, and a 1% excise tax on share repurchases after December 31, 2022.

In addition to the impact of the Tax Act and the IRA on our federal taxes, the Tax Act and the IRA may impact our taxation in other jurisdictions, including with respect to state income taxes. There is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws that could result in changes to our global tax position and materially adversely affect our business, results of operations and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our future intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected. Furthermore, member states of the Organization for Economic Co-Operation and Development are continuing discussions surrounding fundamental changes to the taxing rights of governments and allocation of profits among tax jurisdictions in which companies do business, including proposed rules on the implementation of a global minimum tax. Although it is uncertain if some or all of these proposals will be enacted, a significant change in U.S. tax law, or that of other countries where we operate or have a presence, may materially and adversely impact our income tax liability, provision for income taxes and effective tax rate. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to judgment.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had $83.4 million of U.S. federal and $33.3 million of state net operating loss carryforwards available to reduce future taxable income. Of the $83.4 million in U.S. federal net operating loss carryforwards, $81.3 million post-2017 Federal net operating loss carryover will be carried forward indefinitely for U.S. federal tax purposes and $2.1 million pre-2018 Federal net operating loss carryover will begin to expire in 2037. $33.3 million of our U.S. state net operating loss carryforwards will begin to expire in 2037. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet undertaken an analysis of whether the Business Combination constituted or whether the Transaction may constitute an “ownership change” for purposes of Section 382 and Section 383 of the Code. In addition, certain U.S. states have imposed additional limitations on the use of net operating loss carryforwards not otherwise imposed on the use of U.S. federal net operating loss carryforwards and may impose additional limitations in the future.

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

Our management anticipates that our internal control over financial reporting will not be effective until the above material weakness is remediated. If our remediation of this material weakness is not effective, or we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the Nasdaq listing requirements, investors may lose confidence in our financial reporting, and the price of our common stock may decline as a result. In addition, we may be unable to sell shares of common stock to Lincoln Park pursuant to the Purchase Agreement at prices we consider to be reasonable or at all and we may face restricted access to various sources of financing in the future.

As part of our transition to a public company, we planned to hire additional personnel with accounting knowledge and experience. We recently hired additional accounting staff and we will continue to evaluate our accounting and financial needs in light of the material weakness described above. We expect the hiring of additional personnel with accounting knowledge and experience will allow us to remediate the material weakness described above well in advance of December 31, 2022; however, there is no guarantee that we will be successful in hiring personnel with the necessary knowledge and experience or that our remediation efforts will be completed prior to the audit of our 2022 financial statements.

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

The Second Amended and Restated Certificate of Incorporation of the Company (the “Amended and Restated Certificate of Incorporation”) requires, to the fullest extent permitted by law, that derivative actions brought in our name against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware or, if the Court of Chancery does not have subject matter jurisdiction, in the federal district court of the State of Delaware. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived their compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in the Amended and Restated Certificate of Incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

We have no direct operations and no significant assets other than the ownership of 100% of Legacy Cepton’s common stock. We depend on Legacy Cepton’s distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly-traded company, and to pay any dividends with respect to the common stock. Applicable state law and contractual restrictions, including in agreements governing our and/or Legacy Cepton’s current and future indebtedness, as well as the financial condition and operating requirements of Legacy Cepton, may limit our ability to obtain cash from Legacy Cepton. Thus, we do not expect to pay cash dividends on the common stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends (including pursuant to the terms of the Preferred Stock and the consent rights to be granted to Koito in connection with the consummation of the Transaction), business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in the common stock or warrants unless you sell those securities, as applicable, for a price greater than that which you paid for it. In addition, in the event that our board of directors and stockholders were to approve a sale of all of the common stock holdings of Legacy Cepton, your equity interest would be in a holding company with no material assets other than those assets and other consideration received in such transaction.

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

In the future, we may incur debt or issue equity securities ranking senior to the common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future, may have rights, preferences and privileges more favorable than those of the common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of the common stock and be dilutive to existing stockholders. Further, the terms of the Preferred Stock and the consent rights to be granted to Koito in connection with the consummation of the Transaction may limit our ability to issue, or prevent us from issuing, debt or equity securities that rank senior to our common stock in the future, subject to certain exceptions and/or Koito’s consent.

Pursuant to the Purchase Agreement, Lincoln Park agreed to purchase from us a total of up to $100.0 million of our common stock from time to time over a 36-month period (any such shares, the “Purchased Shares”). We generally have the right to control the timing and amount of any future sales of our common stock to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares of our common stock to Lincoln Park, after Lincoln Park has acquired such shares, Lincoln Park may resell all, some or none of such shares at any time or from time to time in its discretion, subject to compliance with securities laws. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

The market values of our securities have varied significantly from their prices on the closing date of the Business Combination and may continue to be volatile in the future.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. If an active market for our securities continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors discussed in this “Risk Factors” section or elsewhere in this report, including those listed below, could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

We qualify as an “emerging growth company” within the meaning of the Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) ending December 31, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Investors may find our securities less attractive because we will rely on these exceptions. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities

During the three months ended September 30, 2022, we sold an aggregate number of 1,121,319 shares of our common stock to Lincoln Park pursuant to the Purchase Agreement for aggregate consideration of $1.6 million. These sales did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. See Note 11 to the condensed consolidated financial statements in this Report for further information regarding the Purchase Agreement with Lincoln Park.

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Cepton on February 10, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Cepton on February 10, 2022).
10.1	Investment agreement, dated October 27, 2022, by and between Cepton, Inc. and Koito Manufacturing Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cepton on October 27, 2022).
10.2	Form of Voting Support Agreement. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Cepton on October 27, 2022).
10.3	Secured Term Loan Agreement, dated October 27, 2022, by and between Cepton Technologies, Inc. and Koito Manufacturing Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Cepton on October 27, 2022).
10.4	Security Agreement, dated as of November 7, 2022, by and between Cepton Technologies, Inc. and Koito Manufacturing Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cepton on November 7, 2022).
10.5	Patent Security Agreement, dated as of November 7, 2022, by and between Cepton Technologies, Inc. and Koito Manufacturing Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Cepton on November 7, 2022).
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

++	Indicates a management or compensatory plan.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPTON, INC.

Date: November 10, 2022		/s/ Jun Pei
	Name:	Jun Pei
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022		/s/ Hull Xu
	Name:	Hull Xu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)