Form 10-Q
period 2023-03-31
Cepton, Inc.
filed 2023-05-10
CIK 1498233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, 156,844,093 shares of common stock, par value $0.00001, of the registrant were issued and outstanding.

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
i

Cepton, Inc.
Quarterly Report on Form 10-Q
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$41,972	$31,953
Short-term investments	38,066	3,703
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	1,041	1,301
Inventories	3,430	2,985
Prepaid expenses and other current assets	4,772	6,272
Total current assets	89,281	46,214
Property and equipment, net	1,521	982
Restricted cash	2,565	2,565
Other assets	11,303	555
Total assets	$104,670	$50,316
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,521	$1,979
Operating lease liabilities, current	1,613	211
Accrued expenses and other current liabilities	2,766	2,265
Short-term debt	—	42,587
Total current liabilities	5,900	47,042
Warrant liability	347	440
Earnout liability	158	920
Operating lease liabilities, non-current	10,158	281
Total liabilities	16,563	48,683
Commitments and contingencies (Note 17)
Convertible preferred stock:
Convertible preferred stock – Par value $0.00001 per share – 5,000,000 shares authorized at March 31, 2023 and December 31, 2022; 100,000 shares issued and outstanding at March 31, 2023 (aggregate liquidation preference of $100.8 million at March 31, 2023); No shares issued and outstanding at December 31, 2022	98,891	—
Stockholders’ equity (deficit):
Common stock – Par value $0.00001 per share – 350,000,000 shares authorized at March 31, 2023 and December 31, 2022; 156,844,093 and 156,747,708 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	90,344	88,056
Accumulated other comprehensive loss	(329)	(366)
Accumulated deficit	(100,801)	(86,059)
Total stockholders’ equity (deficit)	(10,784)	1,633
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$104,670	$50,316
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Lidar sensor and prototype revenue	$1,240	$1,485
Development revenue	245	—
Total revenue	1,485	1,485

Lidar sensor and prototype cost of revenue	1,448	1,252
Development cost of revenue	111	—
Total cost of revenue	1,559	1,252
Gross (loss) profit	(74)	233

Operating expenses:
Research and development	7,238	7,754
Selling, general and administrative	6,731	8,043
Total operating expenses	13,969	15,797
Operating loss	(14,043)	(15,564)
Other income (expense):
Gain on change in fair value of earnout liability	762	56,678
Gain on change in fair value of warrant liability	94	780
Foreign currency transaction loss, net	(750)	—
Loss on extinguishment of debt	(1,123)	—
Other income, net	19	2
Interest income (expense), net	299	(694)
(Loss) income before income taxes	(14,742)	41,202
Provision for income taxes	—	(4)

Net (loss) income	$(14,742)	$41,198

Net (loss) income per share, basic	$(0.09)	$0.36
Net (loss) income per share, diluted	$(0.09)	$0.32
Weighted-average common shares, basic	156,779,565	115,865,890
Weighted-average common shares, diluted	156,779,565	127,082,423

Net (loss) income	$(14,742)	$41,198
Other comprehensive income (loss), net of tax:
Changes in unrealized gain (loss) on available-for-sale securities	17	(11)
Foreign currency translation adjustments	20	(4)
Total other comprehensive income (loss), net of tax	37	(15)
Comprehensive (loss) income	$(14,705)	$41,183
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2022	—	$—	156,747,708	$2	$88,056	$(366)	$(86,059)	$1,633
Issuance of convertible preferred stock, net of transaction costs	100,000	98,891	—	—	—	—	—	—
Exercise of stock options and release of RSUs	—	—	96,385	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	2,280	—	—	2,280
Unrealized gain on available-for-sale investments	—	—	—	—	—	17	—	17
Cumulative translation adjustment	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(14,742)	(14,742)
Balance — March 31, 2023	100,000	$98,891	156,844,093	$2	$90,344	$(329)	$(100,801)	$(10,784)

	Convertible Preferred Stock		Preferred Stock		Common Stock		Class F Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2021	21,671,491	$99,470	—	—	27,618,907	$—	8,372,143	$—	$7,949	$(43)	$(95,439)	$(87,533)
Retroactive application of exchange ratio	31,407,080	—	—	—	40,026,282	—	12,133,201	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(53,078,571)	(99,470)	—	—	53,078,571	1	—	—	99,470	—	1	99,472
Conversion of Class F stock to common stock	—	—	—	—	20,505,344	—	(20,505,344)	—	—	—	—	—
Reverse recapitalization, net of transaction costs	—	—	—	—	11,845,943	1	—	—	(33,051)	—	—	(33,050)
Exercise of Trinity warrants	—	—	—	—	237,571	—	—	—	547	—	—	547
Exercise of SVB warrants	—	—	—	—	146,954	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	511,890	—	—	—	273	—	—	273
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,357	—	—	1,357
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(11)	—	(11)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	—	—	—	—	41,198	41,198
Balance — March 31, 2022	—	$—	—	$—	153,971,462	$2	—	$—	$76,545	$(58)	$(54,240)	$22,249
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,742)	$41,198
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	110	68
Stock-based compensation	2,289	1,347
Amortization of right-of-use asset	382	311
Amortization, other	107	(294)
Gain on change in fair value of earnout liability	(762)	(56,678)
Gain on change in fair value of warrant liability	(94)	(780)
Foreign currency transaction loss, net	750	—
Loss from extinguishment of debt	1,123	—
Changes in operating assets and liabilities:
Accounts receivable, net	260	(566)
Inventories	(453)	(254)
Prepaid expenses and other current assets	513	(739)
Other long-term assets	181	(1,945)
Accounts payable	(680)	(102)
Accrued expenses and other current liabilities	502	(662)
Operating lease liabilities	89	(389)
Other long-term liabilities	—	(2)
Net cash used in operating activities	(10,425)	(19,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(556)	(133)
Purchases of short-term investments	(37,806)	(20,238)
Proceeds from maturities of short-term investments	3,700	2,773
Net cash used in investing activities	(34,662)	(17,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible preferred stock, net of transaction costs	99,884	—
Repayment of Koito secured term loan	(45,220)	—
Proceeds from Business Combination and private offering	—	76,107
Payments of Business Combination and private offering transaction costs	—	(28,038)
Proceeds from issuance of debt and warrants, net of debt discount	—	9,724
Proceeds from issuance of common stock options	8	235
Net cash provided by financing activities	54,672	58,028

Effect of exchange rate changes on cash	434	(4)

Net increase in cash, cash equivalents and restricted cash	10,019	20,939
Cash, cash equivalents and restricted cash, beginning of period	34,518	3,654
Cash, cash equivalents and restricted cash, end of period	$44,537	$24,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$63	$173
Cash paid for income taxes	$—	$1
Business Combination transaction costs, accrued but not paid	$—	$953

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Vesting of early exercised stock options	$—	$38
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,190	$1,448
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (
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
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company's wholly owned subsidiaries in Canada, Germany, Japan, China and the United Kingdom. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2023, the Company had cash and cash equivalents of $42.0 million, short-term investment of $38.1 million, and an accumulated deficit of $100.8 million. During the three months ended March 31, 2023, the Company incurred an operating loss of $14.0 million and had negative cash flows from operating activities of $10.4 million. Although much of the negative cash flow resulted from expenses for research and development projects and administrative expenses to support growth of the Company, the Company expects to continue to invest in research and development and generate operating losses in the future.
The Company is subject to risks and uncertainties frequently encountered by early-stage companies including, but not limited to, the uncertainty of successfully developing its products, securing certain contracts, building its customer base, successfully executing its business and marketing strategy and hiring appropriate personnel.
To date, the Company has been funded primarily by equity financings, convertible promissory notes, and the net proceeds received through the Business Combination, PIPE Investment (as defined below), and private placements of the Legacy Cepton convertible preferred stock. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives.
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
As of March 31, 2023 and December 31, 2022, two customers each accounted for more than 10% of accounts receivable.
Customers with revenue equal to or greater than 10% of total revenue for the periods indicated were as follows:

	Three Months Ended March 31,
	2023	2022
Customer A	58%	30%
Customer B	21%	—%
Customer C	11%	20%
Customer D	—%	27%
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
Product Warranties
The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Through March 31, 2023, there were immaterial changes to the accrued warranty liability which was recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet.
Reclassifications

Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications.

The condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) included in this Report for the three months ended March 31, 2022 differ from our previously filed Quarterly Report on Form 10-Q for the three months ended March 31, 2022 by reflecting the immaterial error correction for the misclassification of $1.6 million from prepaid expenses and other current assets to additional paid-in capital for the Lincoln Park Capital Fund, LLC (“Lincoln Park” or “LPC”) commitment fee obligation as of March 31, 2022. The Company corrected the error in the condensed consolidated financial statements for the nine months ended September 30, 2022. The Company believes the correction of the error is immaterial to the previously issued condensed consolidated financial statements for prior periods.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize credit losses and impairment of financial assets recorded at amortized cost. Currently, the credit loss and impairment model for loans and leases is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the new current expected credit loss (“CECL”) model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. As the

Company is an emerging growth company, the standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard on January 1, 2023 utilizing the modified retrospective method, and the adoption did not have a material impact on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2023 for smaller reporting companies. The Company is currently evaluating the potential impact on its condensed consolidated financial statements and related disclosures from the adoption of this standard.
Note 2. Business Combination
On February 10, 2022, the Business Combination was consummated and the following disclosure has been retained from our previously filed Form 10-K for the comparative prior period in 2022.
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
In connection with the Business Combination, outstanding capital stock of Legacy Cepton was converted into common stock of Legacy Cepton and then subsequently converted into Class A common stock of the Company, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. Legacy Cepton was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date are those of Legacy Cepton. The shares and corresponding capital amounts prior to the Business Combination, have been retroactively restated as shares reflecting the Exchange Ratio (defined below). Operations prior to the Business Combination were those of Legacy Cepton in future reports of the combined entity.
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
Transaction Costs
For the three months ended March 31, 2022, the Company incurred direct and incremental costs of approximately $31.7 million in connection with the Business Combination and the related equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. An approximate additional $2.6 million of transaction costs were recorded in general and administrative expense related to the liability classified instruments assumed subsequent to the Business Combination.
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

Note 3. Revenue
The Company disaggregates its revenue from contracts with customers by country of domicile based on the shipping location of the customer. Total revenue disaggregated by country of domicile is as follows (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by country of domicile:
Japan	$1,036	70%	$801	54%
United States	115	8%	613	41%
China	317	21%	—	—%
Other	17	1%	71	5%
Total	$1,485	100%	$1,485	100%

As of March 31, 2023 and December 31, 2022, the Company had $0.4 million and $0.5 million of contract liabilities included in accrued expenses and other current liabilities, respectively, and no contract assets.
Note 4. Fair Value Measurement
The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$8	$—	$—	$8
Total cash equivalents	$8	$—	$—	$8
Short-term investments:
Commercial paper	$—	$22,377	$—	$22,377
U.S. treasury securities	—	2,951	—	2,951
U.S. government agency securities	—	9,772	—	9,772
Corporate debt securities	—	2,966	—	2,966
Total short-term investments	$—	$38,066	$—	$38,066
Total assets measured at fair value	$8	$38,066	$—	$38,074

Liabilities:
Warrant liability	$—	$347	$—	$347
Earnout liability	—	—	158	158
Total liabilities measured at fair value	$—	$347	$158	$505

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$10,437	$—	$—	$10,437
Total cash equivalents	$10,437	$—	$—	$10,437
Short-term investments:
U.S. government agency securities	$—	$2,493	$—	$2,493
Corporate debt securities	—	1,210	—	1,210
Total short-term investments	$—	$3,703	$—	$3,703
Total assets measured at fair value	$10,437	$3,703	$—	$14,140

Liabilities:
Warrant liability	$—	$440	$—	$440
Earnout liability	—	—	920	920
Total liabilities measured at fair value	$—	$440	$920	$1,360
Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments consist of investment securities with original maturities greater than three months but less than twelve months and are included as current assets in the condensed consolidated balance sheets. For short-term investments, the fair value as of March 31, 2023 and December 31, 2022 approximates amortized cost basis.
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
Changes in Level 3 liabilities related to earnout liability measured at fair value for three months ended March 31, 2023 (in thousands):

Three Months Ended March 31, 2023
Balance as of December 31, 2022	$920
Gain on change in fair value of earnout liability	(762)
Balance as of March 31, 2023	$158

The gain on change in the fair value of the earnout liability was shown in the condensed consolidated statement of operations and comprehensive income (loss).
Note 5. Inventories
Inventories consist of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$1,529	$1,179
Work-in-process	1,004	1,141
Finished goods	897	665
Total inventories	$3,430	$2,985

Inventories are carried and depicted above at the lower of cost or net realizable value. Write-downs were immaterial for the three months ended March 31, 2023 and 2022.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$2,732	$2,533
Other prepaid expenses	1,440	1,376
Deferred transaction costs	—	993
Payroll tax receivable	120	865
Other current assets	480	505
Total prepaid expenses and other current assets	$4,772	$6,272
Note 7. Property and Equipment, Net
Property and equipment, net, consists of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Machinery and equipment	$2,094	$1,445
Automobiles	101	101
Leasehold improvements	189	189
Computer and equipment	116	116
Total property and equipment	2,500	1,851
Less: accumulated depreciation and amortization	(979)	(869)
Total property and equipment, net	$1,521	$982
Depreciation and amortization related to property and equipment was immaterial for the three months ended March 31, 2023 and 2022.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll	$1,763	$1,300
Accrued expenses and taxes	563	375
Deferred revenue	355	525
Warranty reserve	85	65
Total accrued expenses and other current liabilities	$2,766	$2,265
Note 9. Debt
Trinity Loan Agreement
On January 4, 2022, Legacy Cepton entered into a loan and security agreement and subsequent amendments (“Trinity Loan Agreement”) with Trinity Capital Inc. (“Trinity”) to borrow up to $25.0 million through January 1, 2023 at a floating per annum rate equal to the greater of (i) 10.75% or (ii) the prime rate plus 7.0%. The loan had a maturity date of February 1,

2026. In connection with the Trinity Loan Agreement, Legacy Cepton issued a warrant to purchase 96,998 shares of common stock with an exercise price of $16.89 per share (see Note 14). The fair value of the warrant was estimated to be $1.3 million on the date of issuance. On January 4, 2022, Legacy Cepton borrowed $10.0 million under the agreement, incurring $0.3 million in transaction costs which were accounted for as a debt discount. Legacy Cepton also recognized a pro rata portion of the warrant fair value as a debt discount related to the $10.0 million loan. Amortization of debt discounts, in accordance with the effective interest method, are recorded as interest expense in the accompanying condensed consolidated statement of operations and comprehensive income (loss) during 2022. Obligations under the Trinity Loan Agreement were secured by interests in substantially all of the Company’s assets. The agreement contained customary affirmative and negative covenants.
On November 7, 2022, the Company repaid all outstanding principal and accrued interest under and terminated the Trinity Loan Agreement including a 1.5% prepayment penalty and 2.5% end of term payment.
Secured Term Loan Agreement with Koito

On October 27, 2022, the Company entered into an Investment Agreement (the “Investment Agreement”) with Koito Manufacturing Co., Ltd. (“Koito”) (See Note 10). Concurrently with the execution of the Investment Agreement, the Company entered into a Secured Term Loan Agreement with Koito to borrow Japanese Yen ¥5.8 billion (approximately $39.4 million) (the “Secured Term Loan Agreement”). The loan accrued interest at a rate equal to 1.0% per annum and was payable at maturity. The Secured Term Loan Agreement entered into with Koito was a related party transaction issued at a below market interest rate. To reflect what a similar debt instrument would be issued at with a market interest rate, the Company recorded a $2.0 million debt discount accounted for as a capital contribution within additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2022. Amortization of the debt discount, in accordance with the effective interest method, was recorded as interest expense in the accompanying condensed consolidated statement of operations and comprehensive income (loss). The loan was set to mature on the earlier of three business days after the closing of the transactions contemplated by the Investment Agreement and the date on which the Investment Agreement is terminated in accordance with its terms. On November 7, 2022, the Company borrowed Japanese Yen ¥5.8 billion (approximately $39.4 million) under the Secured Term Loan Agreement. Obligations under the Secured Term Loan Agreement were secured by interests in substantially all of the Company’s assets, including all patents. The agreement contained customary affirmative and negative covenants. On January 24, 2023, the Company repaid all outstanding principal and accrued interest under the Secured Term Loan Agreement.
During the three months ended March 31, 2023, the Company recognized $0.3 million in interest expense in connection with the borrowings under the Secured Term Loan Agreement. Additionally, the Company recognized a $0.8 million foreign currency transaction loss on repayment using the applicable exchange rate on January 24, 2023 and a $1.1 million loss on extinguishment of debt.
Note 10. Convertible Preferred Stock
Convertible Preferred Stock Prior to Business Combination
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

The authorized, issued, and outstanding shares of Convertible Preferred Stock, and liquidation preferences prior to February 10, 2022 were as follows:

	Issuance Date	Shares Authorized	Shares Issued and Outstanding	Original Issue Price per Share	Aggregate Liquidation Preference
Series A	July 6, 2016	8,000,000	8,000,000	$1.0000	$8,000,000
Series B	July 13, 2018	4,069,600	4,069,600	$6.2500	25,435,000
Series B-1	July 13, 2018	3,272,475	3,272,475	$3.1250	10,226,484
Series C	February 4, 2020	7,463,934	6,329,416	$8.3736	52,999,998
		22,806,009	21,671,491		$96,661,482
Upon the closing of the Business Combination, the 21,671,491 shares of convertible preferred stock issued and outstanding were converted into 53,078,571 shares of common stock at the Exchange Ratio.
Convertible Preferred Stock with Koito
On October 27, 2022, the Company entered into the Investment Agreement with Koito pursuant to which, among other things, at the closing of the transactions, and based on the terms and subject to the conditions set forth therein, the Company issued and sold to Koito, 100,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Preferred Stock”), for a purchase price of $100.0 million (the “Initial Liquidation Preference”). The issuance and sale of the Preferred Stock and related matters were approved by the Company’s stockholders on January 11, 2023, and the Preferred Stock issued to Koito on January 19, 2023 (the “Closing Date”). In connection with the issuance of the Preferred Stock, the Company incurred direct and incremental expenses of $1.1 million, comprised of transaction fees, and financial advisory and legal expenses, which reduced the carrying value of the Preferred Stock.
As of March 31, 2023, the Company had authorized 5,000,000 shares of preferred stock, each with a par value of $0.00001. As of March 31, 2023, there were 100,000 shares of preferred stock issued and outstanding.
Dividend Provisions
The Preferred Stock ranks senior to the Company’s common stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company and ranks junior to all secured and unsecured indebtedness. The Preferred Stock has an Initial Liquidation Preference of $100.0 million, representing an aggregate Liquidation Preference (as defined below) of $100.0 million upon issuance. At the Company’s election, the Preferred Stock carries a 4.250% per annum dividend if paid in kind or a 3.250% per annum dividend if paid in cash, in each case payable quarterly in arrears. Holders of the Preferred Stock are entitled to the dividend regardless of whether declared by the Company’s board of directors. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The Preferred Stock is also entitled to fully participate in any dividends paid to the holders of common stock in cash, in stock or otherwise, on an as-converted basis.
Liquidation Rights
In the event of any Liquidation, holders of the Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Preferred Stock were converted into common stock. The Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of March 31, 2023, the Liquidation Preference of the Preferred Stock was $100.8 million.
Conversion Feature
The Preferred Stock may be converted, at any time in whole or in part at the option of the holder, beginning on January 19, 2024, into shares of the Company’s common stock equal to the quotient obtained by dividing the sum of the Liquidation Preference by the conversion price of $2.585 (the “Conversion Price”).

Anti-Dilution Provisions
The Conversion Price of the Preferred Stock has customary anti-dilution provisions for stock splits, stock dividends, sales of shares through a tender or exchange offer, including under the Purchase Agreement with Lincoln Park, subject to customary exceptions for issuances pursuant to current or future equity-based incentive plans or arrangements (including upon the exercise of employee stock options).
Optional Redemption
The Company has the option, upon 30 days’ advance notice, to (A) repurchase all (but not less than all) of the outstanding Preferred Stock held by Koito or a Permitted Transferee (as defined in the Investment Agreement) on or after the second anniversary of the closing occurring after the end of the applicable fiscal year for which the Company has recorded positive net income, if the Company has recorded positive net income pursuant to GAAP in its audited financial statements for any fiscal year the end date of which falls after the fifth anniversary of the closing and (B) all or any portion of the outstanding Preferred Stock not held by Koito or a Permitted transferee any time after the seventh anniversary of the closing.
Fundamental Change Put Right
Upon occurrence of a fundamental change event, each holder of outstanding shares of the Preferred Stock has the right to require the Company to repurchase any or all of their Preferred Stock at a purchase price per share equal to the Liquidation Preference or in lieu of a repurchase, elect to convert the Preferred Stock into the Company’s common stock equal to the quotient obtained by dividing 110% of the Liquidation Preference by the Conversion Price.
A fundamental change is defined as either the direct or indirect sale, or other disposition of all or substantially all assets of the Company and its subsidiaries to any third party or the consummation of any transaction, the result of which is that any third party or group of third parties become the beneficial owner of more than 50% of the voting power of the Company. Solely with respect to shares held by Koito, the definition of a fundamental change is expanded to include agreements entered by the Company to issue equity exceeding 10% of the Company’s common stock, or any strategic alliance partnership, or joint venture agreement to a third party deemed to be a competitor with Koito (subject to certain exceptions).
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
Upon the closing of the Business Combination, the 27,618,907 shares of Legacy Cepton common stock issued and outstanding were converted into 67,645,189 shares of common stock at the Exchange Ratio.
As of March 31, 2023, the Company had authorized 350,000,000 shares of common stock, each with a par value of $0.00001. As of March 31, 2023, there were 156,844,093 shares of common stock issued and outstanding.
Lincoln Park Transaction
On November 24, 2021, Legacy Cepton entered into a Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase up to $100.0 million of common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period (the “Purchase Agreement”) after the consummation of the Business Combination and certain other conditions set forth in the Purchase Agreement. The Company may, from time to time and at its sole discretion, direct Lincoln Park to purchase common stock in accordance with daily dollar thresholds as determined within the Purchase Agreement. The purchase price per share for common stock will be the lower of: (i) the lowest trading price for shares of common stock on the market in which it is listed, on the applicable purchase date and (ii) the average of the three (3) lowest closing sale price for common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date. In consideration for entering into the Purchase Agreement, the Company issued, as a commitment fee, 50,000 shares of common stock to Lincoln Park on the date of the closing of the Business Combination and subsequently an additional 150,000 shares of common stock 180 days after the date of the closing of the Business Combination.

As of March 31, 2023, 1,142,505 shares of common stock had been sold in aggregate to Lincoln Park under the Purchase Agreement for consideration of $1.7 million.
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
Note 12. Stock-Based Compensation
Equity Incentive Plans
On July 5, 2016, Legacy Cepton adopted the 2016 Stock Plan (the “2016 Plan”) under which 4,800,000 shares of Legacy Cepton’s common stock were reserved for issuance to employees, nonemployee directors, consultants, and advisors. As a result of the Business Combination, the Company no longer grants new incentive awards under the 2016 Plan and there were no shares reserved or available for future issuance under the 2016 Plan. Incentive awards existing under the 2016 Plan immediately prior to the Business Combination were converted into options to receive shares of common stock through application of the Exchange Ratio (“Post Conversion Awards”).
On February 10, 2022, the Company adopted the 2022 Stock Plan (the “2022 Plan”) under which 15,123,142 shares of the Company’s common stock were reserved for issuance to employees, nonemployee directors, consultants, and advisors. Per the terms of the 2022 Plan, in the event any Post Conversion Awards issued and outstanding under the 2016 Plan are cancelled, terminated, or expire, said number of shares will be made available for issuance under the 2022 Plan. The share limit shall automatically increase on the first trading day in January of every calendar year during the term of the 2022 Plan, by an amount equal to the lesser of (i) two percent (2%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of common stock as may be established by the board of directors. As of March 31, 2023, there were 10,086,988 shares of common stock reserved for issuance under the 2022 Plan.
Incentive Stock Options and Nonqualified Stock Options
A summary of the Company’s employee and nonemployee stock option activity for the three months ended March 31, 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	14,261,984	$2.14	6.5	$6,486
Granted	—	$—
Exercised	(82,923)	$0.10
Expired/Forfeited	(267,889)	$3.39
Outstanding as of March 31, 2023	13,911,172	$2.13	6.3	$1,371
Exercisable as of March 31, 2023	10,593,841	$1.54	5.7	$1,371
Vested and expected to vest as of March 31, 2023	13,911,172	$2.13	6.3	$1,371
As of March 31, 2023, there was $7.5 million of unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of options exercised during the three months ended March 31, 2023 was $0.1 million. The Company recognizes forfeitures as they occur.

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
A summary of the Company’s RSU activity for the three months ended March 31, 2023 is presented below:

	Shares	Weighted Grant Date Fair Value
Outstanding as of December 31, 2022	4,708,692	$2.57
Granted	3,835,166	$1.18
Released	(13,462)	$1.18
Forfeited	(122,511)	$1.72
Outstanding as of March 31, 2023	8,407,885	$1.95
As of March 31, 2023, there was $12.4 million of unrecognized stock-based compensation expense related to unvested RSUs expected to be recognized over a weighted-average period of 2.5 years. The total intrinsic value of RSUs outstanding at March 31, 2023 was $3.9 million. The Company recognizes forfeitures as they occur.
Performance-based Stock units
During the year ended December 31, 2022, the Company granted 123,000 shares of performance-based stock units (“PSUs”) under the 2022 Plan, with 66,000 shares in the first tranche and 57,000 shares in the second tranche. Each grant to consist of two market-based vesting tranches, with the first tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the closing price of the Company’s common stock exceeds $15.00 per share or (ii) the Company’s market capitalization exceeds $2.1 billion; and the second tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the closing price of the Company's common stock exceeds $17.50 per share or (ii) the Company’s market capitalization exceeds $2.5 billion, provided in each case that the applicable stock price or market capitalization goal must be achieved no later than February 10, 2025 for the applicable tranche to vest, and provided further that the vesting of each tranche is subject to the grantee’s continued employment with the Company through the day on which the applicable goal is achieved.
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
Stock-Based Compensation
For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$60	$43
Research and development expense	1,177	829
Selling, general and administrative expense	1,052	475
Total stock-based compensation expense	$2,289	$1,347

For the three months ended March 31, 2023 and 2022, the Company capitalized $51 thousand and $43 thousand, respectively, of stock-based compensation expense into inventory. There were no modifications during the three months ended March 31, 2023 and 2022.
Note 13. Earnout Liability
In addition to the shares issued upon closing of the Business Combination (see Note 2), additional contingent shares (“Earnout Shares”) are payable to each holder of common stock and/or options receiving consideration in the Business Combination, in the amounts set forth below:

(a)
If the closing price of the Company’s common stock equals or exceeds $15.00 per share for any 20 trading days within any consecutive 30-trading day period that occurs after the Closing Date and on or prior to the three-year anniversary of the Closing Date, then, the Company will issue to each holder of common stock that is entitled to Earnout Shares a number of shares of common stock equal to such holder’s pro rata portion of 7,000,000 shares.

(b)
If the closing price of the Company’s common stock equals or exceeds $17.50 per share for any 20 trading days within any consecutive 30-trading day period that occurs after the Closing Date and on or prior to the three-year anniversary of the Closing Date, the Company will issue to each holder of common stock that is entitled to Earnout Shares a number of shares of common stock equal to such holder’s pro rata portion of 6,000,000 shares.

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
The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant periods:

	March 31, 2023	December 31, 2022
Current stock price	$0.46	$1.27
Expected volatility	96.0%	79.0%
Risk-free interest rate	4.08%	4.42%
Expected term (in years)	1.9	2.1
Expected dividend yield	0%	0%
Current stock price: the stock price was based on the closing price as of the valuation date.
Expected volatility: the volatility rate was determined using the historical volatility of the Company's stock price and a mix of historical and implied volatilities of selected industry peers deemed to be comparable to the Company’s business, corresponding to the expected term of the awards.
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

As of March 31, 2023, the balance of the earnout liability was approximately $0.2 million. For the three months ended March 31, 2023, the Company recorded a gain of $0.8 million in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability. For the three months ended March 31, 2022, the Company recorded a gain of $56.7 million in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability.
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
The Company concluded the Private Placement Warrants meet the criteria for liability classification due to the existence of a settlement provision that adjusts the settlement amount based on who the holder of the warrant is (i.e., permitted vs. non-permitted transferees). This provision causes the Private Placement Warrants to not be indexed to the Company’s own shares, resulting in liability classification. Upon consummation of the Business Combination, the fair value of the Private Placement Warrants was recorded at a value of approximately $2.6 million. The fair value of the Private Placement Warrants was remeasured on March 31, 2023 at $0.3 million. For the three months ended March 31, 2023 and 2022, the Company recorded an immaterial gain in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability.
Common Stock Warrants Issued with Borrowings
In August 2019, Legacy Cepton entered into a loan and security agreement (“2019 Loan Agreement”) with Silicon Valley Bank (“SVB”) that allowed for borrowings of up to $5.0 million under a term loan through July 31, 2020. The term loan was repaid in February 2020. In connection with the 2019 Loan Agreement, Legacy Cepton issued detachable warrants to purchase an aggregate of 60,000 shares of common stock. The warrant was recorded to additional paid-in capital at an estimated fair value of $0.1 million as determined by the Black-Scholes valuation model. Immediately prior to the consummation of the Business Combination, the 60,000 warrants were net exercised and subsequently converted into 136,994 shares of common stock.
On January 4, 2022, in connection with the Trinity Loan Agreement, Legacy Cepton issued a warrant to purchase 96,998 shares of common stock with an exercise price of $16.89 per share. The warrant was immediately exercisable and expires on January 4, 2032. The Company concluded the warrant meets the criteria for liability classification due to the existence of contingent settlement provisions that could result in holders receiving differing amounts of shares depending on the Company’s stock price or the price paid in a change of control. Because the settlement is not solely determined by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event, this causes the warrant to not be indexed to the Company’s own shares, resulting in liability classification. The fair value of the warrant was initially estimated to be $1.3 million using the Black-Scholes valuation model. Immediately prior to the consummation of the Business Combination, the 96,998 warrants were net exercised and subsequently converted into 73,741 shares of common stock. For the three months ended March 31,

2022, the Company recorded a gain of $0.7 million in the condensed consolidated statement of operations and comprehensive income (loss) for the exercise of warrants.
Note 15. Income Taxes
The Company’s provision for income taxes was immaterial for the three months ended March 31, 2023 and 2022. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to unrecognized U.S. federal and state tax benefit because of a full valuation allowance that the Company has established against its federal and state deferred tax assets and foreign tax rate differential from U.S. federal statutory rate. The fair value remeasurement of the earnout and warrant liabilities have no impact to U.S. federal and state net operating loss. The Company continues to maintain a full valuation allowance against the U.S. federal and state deferred tax assets.
The Company conducts its business globally and its operating income is subject to varying rates of tax in the U.S., Canada, Germany, Hong Kong, Japan, China, and the United Kingdom. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region.
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
Note 16. Leases
The Company leases office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2028. The Company’s lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method on January 1, 2022.
The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in other assets and operating lease liabilities in the Company’s condensed consolidated balance sheets.
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

The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$665	$364
Variable lease cost	205	210
Total operating lease cost	$870	$574
Supplemental cash flow information for the three months ended March 31, 2023 and 2022 related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$199	$442
Right of use assets obtained in exchange for lease obligations:
Operating leases	$11,190	$1,448
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets:
Operating lease right-of-use assets, current	$—	$121
Operating lease right-of-use assets, non-current	11,253	324
Total operating lease right-of-use assets	$11,253	$445
Operating lease liabilities:
Operating lease liabilities, current	$1,613	$211
Operating lease liabilities, non-current	10,158	281
Total operating lease liabilities	$11,771	$492
Weighted average remaining term and discount rates were as follows (term in years):

	March 31, 2023	December 31, 2022
Weighted average remaining lease term	5.01	3.06
Weighted average discount rate	14.48%	13.78%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,
2023	$2,370
2024	3,250
2025	3,328
2026	3,324
Thereafter	4,215
Total undiscounted lease payments	$16,487

Present value adjustment for minimum lease commitments	4,716
Net lease liabilities	$11,771

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
The Company records accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. There were no material accruals for loss contingencies associated with such legal claims, actions or litigation as of March 31, 2023.
Note 18. Related Party Transactions
Investment Agreement and Investor Rights Agreement with Koito
On October 27, 2022, the Company entered into the Investment Agreement with Koito pursuant to which, among other things, at the closing of the transactions, and based on the terms and subject to the conditions set forth therein, the Company issued and sold to Koito 100,000 shares of Preferred Stock for a purchase price of $100.0 million. The issuance and sale of the Preferred Stock and related matters were approved by the Company’s stockholders on January 11, 2023, and the Preferred Stock issued to Koito on January 19, 2023. See Note 10 to the condensed consolidated financial statements in this Report for further information. At the closing of the issuance of the Preferred Stock, the Company and Koito entered into the Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, the Company ensured that two designees of Koito sat on the Company’s board of directors immediately following the closing of the Transaction. The Investor Rights Agreement also provides for certain investor consent, preemptive, registration, and termination rights, which contain certain provisions that limit the Company’s ability to access additional sources of funding without Koito’s consent.
Secured Term Loan Agreement with Koito
Concurrently with the execution of the Investment Agreement, the Company entered into a Secured Term Loan Agreement with Koito to borrow Japanese Yen ¥5.8 billion (approximately $39.4 million). On January 24, 2023, the Company repaid all outstanding principal and accrued interest under the Secured Term Loan Agreement. See Note 9 to the condensed consolidated financial statements in this Report for further information.
Transactions with Koito
Koito is an automotive tier 1 partner and investor of the Company and sales to Koito were $0.9 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. Accounts receivable from Koito were $0.4 million as of March 31, 2023 and $1.0 million as of December 31, 2022.
Note 19. Basic and Diluted Net Income (Loss) Per Share
The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The Company was in a net loss position for the three months ended March 31, 2023 and a net income position for the three months ended March 31, 2022. The Company considers its convertible preferred stock outstanding as of March 31, 2023 to be participating as holders of such securities have non-forfeitable dividend rights in the event of the declaration of a dividend for shares of common stock. When the Company is in a net loss position, the net loss attributable to common stockholders is not allocated to the convertible preferred stock under the two-class method as these securities do not have a contractual obligation to share in losses. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding. When there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table present reconciliations of the denominators of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2023	2022
Denominator:
Weighted-average common shares outstanding – Basic (1)	156,779,565	115,865,890
Stock options to purchase common stock and RSUs (2)	—	11,216,533
Weighted-average common shares outstanding – Diluted	156,779,565	127,082,423

(1)
Includes 150,000 shares of common stock issuable to Lincoln Park in connection with the Purchase Agreement as of the three months ended March 31, 2022 as the shares are issuable in lieu of a commitment fee and will be issued solely as a result of the passage of time.

(2)	Includes the weighted average unvested shares subject to repurchase of 71,619 as of the three months ended March 31, 2022
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock and RSUs	16,125,653	802,866
Preferred shares on an as-converted basis	39,008,973	—
Total	55,134,626	802,866
As of March 31, 2023 and 2022, 13,000,000 Earnout Shares were excluded from the table above because the shares are considered contingently issuable and the required common share price milestones were not achieved as of March 31, 2023 and 2022. As of March 31, 2023 and 2022, 13,800,000 common stock warrants were excluded from the table above as no shares were issuable under the treasury stock method of computing diluted earnings per share.
Note 20. Segments
The Company conducts its business in one operating segment that develops and produces lidar sensors for use in automotive and smart infrastructure industries. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis, accompanied by disaggregated information about sales and gross margin by product group. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Long-lived assets of the Company located in its country of domicile, the United States, are approximately 90%.
Note 21. Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through May 10, 2023, the issuance date of the condensed consolidated financial statements, and determined there are no other transactions that require additional accounting or disclosure.

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
Based on this approach, we have gained acceptance for our technology in the automotive market. In 2019, following approximately three years of rigorous engagement and working alongside our automotive tier 1 partner, Koito, we were awarded a significant ADAS lidar series production award from General Motors (“GM”) through Koito. This award includes multiple platforms and vehicle models, with an estimated production start in 2023.
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
Market Conditions
The global economy, including the financial and credit markets, continues to experience significant volatility and disruptions and has been impacted by increases in inflation rates, the ongoing conflict in Ukraine and rising fuel prices, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of broader macroeconomic conditions on our business is dynamic and cannot be predicted.
For more information on our operations and risks related to our macroeconomic environment, please see the section titled “Risk Factors”.
Key Factors Affecting Our Operating Results
We believe that our future performance and success depends, to a substantial extent, on our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in Part II, Item 1A of this Report under the heading “Risk Factors”.
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
For example, our series production award through Koito for GM’s ADAS program initially included four vehicle models and was subsequently updated to include nine vehicle models spanning different classes of vehicles from luxury sedans to mid-level passenger cars to SUVs and trucks. These vehicles include traditional internal combustion engine types as well as electric drive train types. We expect additional vehicle models to be added to this series production award over time, with an anticipated start of production in 2023 and significant volume increase anticipated in the following years. However, if the targets of this series production award are not realized, or if GM were to terminate or significantly alter or delay its GM series production award and/or alter its relationship with us or with Koito in a manner that is adverse to us or GM would delay the introduction of the vehicle models that are part of the series production award, our business would be materially adversely affected. Similarly, if we are unable to maintain our relationship with Koito, or the terms of our arrangement with Koito with respect to the GM program differs from our expectations, including with respect to volume, pricing, and timing, then our business and prospects would be materially adversely affected.
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
Due to recent supply chain shortages, lead times for some of our products are increasing, which may lead to a significant mismatch between supply and demand, giving rise to product shortages for both us and our customers, making our demand forecast more uncertain. Further, in preparation for the start of series production in fiscal year 2023, lead time for some of our products may increase as our suppliers increase their manufacturing capabilities to meet the volume and quality requirements for components demanded by us, which may constrain our ability to meet customer demand in the short term. Higher production volume may lead to short term increases in our product costs and decreases in gross margin resulting from additional components and quality control costs required to deliver high-quality, consistent products to our customers at scale volume.
During fiscal year 2022 and 2023, we made continued efforts in broadening our supply base to support our growth and better serve customer demand. Recent market conditions discussed above have strained global supply chains and could result in a shortage of key materials that our suppliers require to satisfy our needs. While we have seen improvements recently, we expect continued supply constraints for some of our products, through the end of fiscal year 2023 and potentially beyond. We have placed orders for certain supply in advance of our historical lead times, paid premiums to secure future supply and capacity, and may need to continue to do so in the future. Placing orders in advance of our historical lead times to secure supply in a constrained environment may result in excess inventory, cancellation penalties, or other charges if there is a partial or complete reduction in long-term demand for our products. These actions may also increase our product costs and decrease gross margin, in addition to increased overall costs as a result of rising inflation. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our gross margin.

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

Development revenue represents arrangements with tier 1 suppliers focused on the specific customization of our proprietary lidar capabilities to the customers’ applications, typically involving development of customized software for producing or operating lidar sensor prototypes for those customers. The timing of revenue recognition for development contracts is determined for each performance obligation based on the unique facts and circumstances within each development arrangement, which generally results in recognition at a point in time. This assessment is made at the outset of the arrangement for each performance obligation.

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
Cost of Revenue
Cost of revenue includes the manufacturing cost of our lidar sensors and components, which primarily consists of personnel-related costs directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturers and vendors. Our cost of revenue also includes cost of component inventory, product testing costs, an allocated portion of overhead costs, warranty expense, excess and obsolete inventory, and shipping costs. Development cost of revenue includes personnel-related costs incurred in the completion of the development projects. We expect cost of revenue to increase in absolute dollars in future periods, in particular as we begin series production as part of GM’s ADAS program. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our cost of revenue.
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
Foreign Currency Transaction Loss, Net
We incurred foreign currency transaction losses resulting from the repayment of the Secured Term Loan with Koito (the “Secured Term Loan”), which was denominated in Japanese Yen.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the loss associated with the repayment of the Secured Term Loan with Koito to borrow Japanese Yen ¥5.8 billion (approximately $39.4 million on the date of borrowing). See Note 9 to our condensed consolidated financial statements included elsewhere in this Report for further information.
Other Income, Net
Other income, net consists primarily of foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency other than the U.S. dollar and issuance of common stock under the Lincoln Park Agreement.
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest earned on our cash equivalents and short-term investments in commercial paper, corporate debt securities, and other available-for-sale securities. These amounts will vary based on our cash, cash equivalents and short-term investment balances, and also with market rates.
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
Results of Operations for the Three Months Ended March 31, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended March 31,		Change $	Change %
	2023	2022
	(dollars in thousands)
Lidar sensor and prototype revenue	$1,240	$1,485	$(245)	(16%)
Development revenue	245	—	245	NA
Total revenue	$1,485	$1,485	$—	—%

Lidar sensor and prototype cost of revenue	1,448	1,252	196	16%
Development cost of revenue	111	—	111	NA
Total cost of revenue	1,559	1,252	307	25%
Gross (loss) profit	(74)	233	(307)	(132%)

Operating expenses:
Research and development	7,238	7,754	(516)	(7%)
Sales, general, and administrative	6,731	8,043	(1,312)	(16%)
Total operating expenses	13,969	15,797	(1,828)	(12%)
Operating loss	(14,043)	(15,564)	1,521	(10%)
Other income (expenses):
Gain on change in fair value of earnout liability	762	56,678	(55,916)	(99%)
Gain on change in fair value of warrant liability	94	780	(686)	(88%)
Foreign currency transaction loss, net	(750)	—	(750)	NA
Loss on extinguishment of debt	(1,123)	—	(1,123)	NA
Other income, net	19	2	17	850%
Interest income (expense), net	299	(694)	993	NM
(Loss) income before income taxes	(14,742)	41,202	(55,944)	NM

Provision for income taxes	—	(4)	4	NA
Net (loss) income	$(14,742)	$41,198	$(55,940)	NM

NA: Not applicable
NM: Not meaningful

Comparison of the three months ended March 31, 2023 and 2022
Revenue
Lidar sensor and prototype revenue decreased by $0.2 million, or 16%, to $1.2 million for the three months ended March 31, 2023, from $1.5 million for the three months ended March 31, 2022. Approximately $0.1 million of the decrease was driven by a slight decrease in lidar sales volume and approximately $0.1 million of the decrease was driven by slightly decreased lidar sensor average sales price.
Development revenue was $0.2 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company satisfied the performance obligations defined under the development work order projects and recognized development revenue of $0.2 million. The Company did not recognize any development revenue for the three months ended March 31, 2022.
Cost of Revenue
Lidar sensor and prototype cost of revenue increased by $0.2 million, or 16%, to $1.4 million for the three months ended March 31, 2023, from $1.3 million for the three months ended March 31, 2022. The increase resulted primarily from standard costing adjustments.
Development cost of revenue was $0.1 million for the three months ended March 31, 2023. The development cost of revenue resulted from the increase in development revenue described above.
Operating Expenses
Research and development expense decreased by $0.5 million, or 7%, to $7.2 million for the three months ended March 31, 2023, from $7.8 million for the three months ended March 31, 2022, resulting primarily from a $1.5 million decrease in materials costs, partially offset by a $0.8 million increase in personnel related costs.
Sales, general and administrative expense decreased by $1.3 million, or 16%, to $6.7 million for the three months ended March 31, 2023, from $8.0 million for the three months ended March 31, 2022, resulting primarily from $2.7 million in transaction costs related to the Business Combination attributable to liability-classified instruments in the prior year period, partially offset by a $1.2 million increase in personnel related costs in the current year period.
Gain on change in fair value of earnout and warrant liabilities
The earnout liability was assumed in connection with the Business Combination. The change in fair value of the earnout liability decreased by $55.9 million. This is primarily due to a larger decrease in the Company’s common stock price during the three months ended March 31, 2022 compared to the three months ended March 31, 2023.
The change in fair value of the warrant liability decreased by $0.7 million. This is primarily due to a larger decrease in the Company’s common share price for the three months ended March 31, 2022 compared to the three months ended March 31, 2023.
Foreign currency transaction loss, net
Foreign currency transaction loss of $0.8 million for the three months ended March 31, 2023 resulted from the repayment of the Secured Term Loan with Koito, which was denominated in Japanese Yen.
Loss on extinguishment of debt
Loss on extinguishment of debt of $1.1 million for the three months ended March 31, 2023 resulted from repayment of the Secured Term Loan with Koito.
Other Income, net
Other income, net remained relatively constant for the three months ended March 31, 2023 and 2022.
Interest Income (Expense), net
Interest income (expense), net changed into a net interest income position of $0.3 million for the three months ended March 31, 2023 resulting primarily from an increase in interest income of $0.4 million on proceeds received from the issuance of

Preferred Stock to Koito. For the three months ended March 31, 2022, interest expense of $0.7 million resulted primarily from the Company's borrowings under the Trinity Loan Agreement.
Income Taxes
Our provision for income taxes remained consistent for the three months ended March 31, 2023 and 2022. We provided a full valuation allowance on our net U.S. federal and state deferred tax assets for the three months ended March 31, 2023 and 2022. For both reporting periods, we had U.S. federal and state tax-effected net operating loss carryforwards available to reduce future taxable income, of which post-2017 Federal net operating loss will be carried forward indefinitely and pre-2017 Federal net operating loss carryover and state net operating loss carryover and state net operating loss carryover will expire on varying dates.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2023, we had cash, cash equivalents, and short-term investments totaling $80.0 million, comprised of money market funds, commercial paper, U.S. Treasury and Agency securities, corporate debt securities, and other available-for-sale securities held for working capital purposes. We believe that our current cash position, including our Purchase Agreement with Lincoln Park, will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.
On November 24, 2021, we entered into a Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase up to $100.0 million of common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period after the consummation of the Business Combination and certain other conditions set forth in the Purchase Agreement. On May 11, 2022, the registration statement related to the Lincoln Park Purchase Agreement became effective and the other terms and conditions of the Purchase Agreement were satisfied, which enabled us to begin selling common stock to Lincoln Park as a source of funds, subject to specified limitations, including that the closing price of our common stock is not less than $1.00 per share. Following the filing of our Annual Report on From 10-K for the year ended December 31, 2022, we amended the registration statement and it was subsequently declared effective on March 22, 2023.
Following the approval of the Business Combination, on February 10, 2022, we received net cash proceeds of $47.1 million from the Business Combination and PIPE Investment (as defined in Note 2 to the condensed consolidated financial statements in this Report), net of certain transaction costs.
On October 27, 2022, we entered into an Investment Agreement with Koito (the “Investment Agreement”), pursuant to which, among other things, at the closing of the transactions, and based on the terms and subject to the conditions set forth therein, we issued and sold to Koito, 100,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Preferred Stock”), for a purchase price of $100.0 million. The issuance and sale of the Preferred Stock and related matters were approved by our stockholders on January 11, 2023, and the Preferred Stock was issued to Koito on January 19, 2023. The Preferred Stock will be convertible, beginning on January 19, 2024, into shares of our common stock at an approximate initial conversion price of $2.585 per share (subject to adjustment).
We have incurred negative cash flows from operating activities and significant operating losses in the past as reflected in our accumulated deficit of $100.8 million as of March 31, 2023. During the three months ended March 31, 2023, we had negative cash flows from operating activities of $10.4 million. Although much of the negative cash flow resulted from continuing expenses related research and development for product development, and continuing administrative expenses related to becoming a publicly traded company, we expect to continue to invest in research and development and generate operating losses in the future. In addition, our future capital requirements will depend on many factors, including our lidar sales volume, the timing and extent of spending to support our research and development efforts in lidar technology, the expansion of sales and marketing activities, market adoption of new and enhanced products and features, and increased spending due to inflation and supply chain shortages. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. For example, the issuance of the Preferred Stock to Koito involves the issuance of preferred equity securities that rank senior to our common stock in the event of liquidation and include other rights and preferences senior to those of our common stock. In addition, the Preferred Stock is convertible into shares of our common stock and, upon conversion, will result in dilution to our stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. Our ability to raise additional funds through the issuance of debt or equity securities may be subject to Koito’s consent pursuant to the Investor Rights Agreement. For information regarding our cash requirements from lease obligations, see Notes 16 to the condensed consolidated financial statements included elsewhere in this Report.
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
Cash Flow Summary — Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(10,425)	$(19,487)
Investing activities	(34,662)	(17,598)
Financing activities	54,672	58,028
Operating Activities
During the three months ended March 31, 2023, our operating activities used $10.4 million in cash. We recorded net loss of $14.7 million; however, this was offset by $3.9 million of non-cash income and expenses consisting primarily of stock-based compensation expense of $2.3 million, loss on extinguishment of debt of $1.1 million, foreign currency transaction loss of $0.8 million, and amortization of right-of-use assets of $0.4 million. These non-cash income items were partially offset by gains from the change in fair value of earnout and warrant liabilities of $0.9 million. During the three months ended March 31, 2023, we generated net cash of $0.4 million from changes in our operating assets and liabilities resulting primarily from a $0.5 million decrease in prepaid expenses and other current assets due to collection of a payroll tax receivable, a $0.5 million increase in accrued expenses and other current liabilities due to timing of payments, a $0.3 million decrease in accounts receivable, and a $0.2 million decrease in other long-term assets driven by a return of rent security deposits to the Company. These were offset by a $0.7 million decrease in accounts payable due to timing of payments, and a $0.5 million increase in inventory as the Company prepares for the start of series production.
During the three months ended March 31, 2022, our operating activities used $19.5 million in cash. We recorded net income of $41.2 million; however, this was offset by $56.1 million of non-cash income consisting primarily of gains from the change in fair value of earnout and warrant liabilities of $57.5 million and amortization of commitment fee asset of $0.4 million. These non-cash income items were partially offset by stock-based compensation expense of $1.4 million, depreciation and amortization of $0.1 million, and amortization of right-of-use assets of $0.3 million. During the three months ended March 31, 2022, we used net cash of $4.6 million from changes in our operating assets and liabilities resulting primarily from a $1.9 million increase in other long-term assets related to prepaid director and officer insurance, a $0.7 million decrease in accrued expenses and other current liabilities due to timing of payments, a $0.7 million increase in prepaid expenses and other current assets due to increases in prepaid insurance offset by decreases in deferred transaction costs in connection with the closing of the Business Combination, a $0.5 million increase in accounts receivable, a $0.4 million decrease in operating lease liabilities, a $0.3 million increase in inventories, and a $0.1 million decrease in accounts payable due to timing of payments.
Investing Activities
During the three months ended March 31, 2023, our investing activities used $34.7 million of cash, resulting primarily from purchases of short-term investments of $37.8 million and purchases of property and equipment of $0.6 million, partially offset by proceeds from maturities of short-term investments of $3.7 million.

During the three months ended March 31, 2022, our investing activities used $17.6 million of cash, resulting primarily from purchases of short-term investments of $20.2 million and purchases of property and equipment of $0.1 million, partially offset by proceeds from maturities of short-term investments of $2.7 million.
Financing Activities
During the three months ended March 31, 2023, our financing activities provided $54.7 million of cash consisting primarily of $99.9 million of net proceeds from the issuance of Preferred Stock to Koito, partially offset by the repayment of $45.2 million of short-term debt to Koito.
During the three months ended March 31, 2022, our financing activities provided $58.0 million of cash consisting primarily of $48.1 million of net proceeds from the Business Combination and PIPE Investment, $9.7 million of proceeds from the issuance of debt and warrants, and $0.2 million from proceeds from common stock option exercises.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk exposures or management of market risk from those disclosed in Quantitative and Qualitative Disclosures About Market Risk included under Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
As discussed elsewhere in this Report, we completed the Business Combination on February 10, 2022. Prior to the consummation of the Business Combination, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report, our management concluded that our disclosure controls and procedures were not effective as of such date because of the material weaknesses in our internal control over financial reporting identified as of December 31, 2021 that continued to exist with respect to our internal control over financial reporting as of March 31, 2023:
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
This material weakness, if not remediated, could result in misstatements of accounts or disclosures that would result in a material misstatement to the annual consolidated financial statements or the interim condensed consolidated financial statements that would not be prevented or detected.
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
We hired additional accounting staff and we will continue to evaluate our accounting and financial staffing needs in light of the material weakness described above. While we have made progress to enhance our internal control over financial reporting and will continue to devote effort in control remediation, additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. Accordingly, the material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have not been any material changes in the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities
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
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPTON, INC.

Date: May 10, 2023		/s/ Jun Pei
	Name:	Jun Pei
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023		/s/ Hull Xu
	Name:	Hull Xu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)