Form 10-Q
period 2023-06-30
Cepton, Inc.
filed 2023-08-09
CIK 1498233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023, 158,244,189 shares of common stock, par value $0.00001, of the registrant were issued and outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$32,605	$31,953
Short-term investments	37,036	3,703
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	2,092	1,301
Inventories	4,188	2,985
Prepaid expenses and other current assets	3,327	6,272
Total current assets	79,248	46,214
Property and equipment, net	2,028	982
Restricted cash	1,924	2,565
Other assets	10,891	555
Total assets	$94,091	$50,316
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,942	$1,979
Operating lease liabilities, current	1,697	211
Accrued expenses and other current liabilities	3,056	2,265
Short-term debt	—	42,587
Total current liabilities	7,695	47,042
Warrant liability	310	440
Earnout liability	184	920
Operating lease liabilities, non-current	9,696	281
Total liabilities	17,885	48,683
Commitments and contingencies (Note 17)
Convertible preferred stock:
Convertible preferred stock – Par value $0.00001 per share – 5,000,000 shares authorized at June 30, 2023 and December 31, 2022; 100,000 shares issued and outstanding at June 30, 2023 (aggregate liquidation preference of $101.9 million at June 30, 2023); No shares issued and outstanding at December 31, 2022	98,891	—
Stockholders’ equity (deficit):
Common stock – Par value $0.00001 per share – 350,000,000 shares authorized at June 30, 2023 and December 31, 2022; 158,224,189 and 156,747,708 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	92,648	88,056
Accumulated other comprehensive loss	(344)	(366)
Accumulated deficit	(114,991)	(86,059)
Total stockholders’ equity (deficit)	(22,685)	1,633
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$94,091	$50,316
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lidar sensor and prototype revenue	$2,771	$1,441	$4,011	$2,863
Development revenue	16	1,118	261	1,181
Total revenue	$2,787	$2,559	$4,272	$4,044

Lidar sensor and prototype cost of revenue	2,348	2,520	3,796	3,736
Development cost of revenue	5	562	116	598
Total cost of revenue	$2,353	$3,082	$3,912	$4,334
Gross profit (loss)	434	(523)	360	(290)

Operating expenses:
Research and development	9,365	8,386	16,603	16,140
Selling, general and administrative	6,185	7,189	12,916	15,232
Total operating expenses	15,550	15,575	29,519	31,372
Operating loss	(15,116)	(16,098)	(29,159)	(31,662)
Other income (expense):
(Loss) gain on change in fair value of earnout liability	(26)	15,630	736	72,308
Gain on change in fair value of warrant liability	36	1,904	130	2,684
Foreign currency transaction loss, net	—	—	(750)	—
Loss on extinguishment of debt	—	—	(1,123)	—
Other income, net	2	4	21	6
Interest income (expense), net	917	(585)	1,216	(1,278)
(Loss) income before income taxes	(14,187)	855	(28,929)	42,058
Provision for income taxes	(3)	(12)	(3)	(16)

Net (loss) income	$(14,190)	$843	$(28,932)	$42,042

Net (loss) income per share, basic	$(0.09)	$0.01	$(0.18)	$0.31
Net (loss) income per share, diluted	$(0.09)	$0.01	$(0.18)	$0.29
Weighted-average common shares, basic	157,379,175	154,108,677	157,081,027	135,160,187
Weighted-average common shares, diluted	157,379,175	161,831,284	157,081,027	145,187,227

Net (loss) income	$(14,190)	$843	$(28,932)	$42,042
Other comprehensive income (loss), net of tax:
Changes in unrealized (loss) gain on available-for-sale securities	(11)	(37)	6	(48)
Foreign currency translation adjustments	(4)	(8)	16	(12)
Total other comprehensive (loss) income, net of tax	(15)	(45)	22	(60)
Comprehensive (loss) income	$(14,205)	$798	$(28,910)	$41,982
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2022	—	$—	156,747,708	$2	$88,056	$(366)	$(86,059)	$1,633
Issuance of convertible preferred stock, net of transaction costs	100,000	98,891	—	—	—	—	—	—
Exercise of stock options and release of RSUs	—	—	96,385	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	2,280	—	—	2,280
Unrealized gain on available-for-sale investments	—	—	—	—	—	17	—	17
Cumulative translation adjustment	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(14,742)	(14,742)
Balance — March 31, 2023	100,000	$98,891	156,844,093	$2	$90,344	$(329)	$(100,801)	$(10,784)
Exercise of stock options and release of RSUs	—	—	1,570,599	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	2,362	—	—	2,362
Payments of employee taxes related to vested restricted stock units	—	—	(170,503)	—	(63)	—	—	(63)
Unrealized loss on available-for-sale investments	—	—	—	—	—	(11)	—	(11)
Cumulative translation adjustment	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(14,190)	(14,190)
Balance — June 30, 2023	100,000	$98,891	158,244,189	$2	$92,648	$(344)	$(114,991)	$(22,685)

	Convertible Preferred Stock		Preferred Stock		Common Stock		Class F Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2021	21,671,491	$99,470	—	$—	27,618,907	$—	8,372,143	$—	$7,949	$(43)	$(95,439)	$(87,533)
Retroactive application of exchange ratio	31,407,080	—	—	—	40,026,282	—	12,133,201	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(53,078,571)	(99,470)	—	—	53,078,571	1	—	—	99,470	—	1	99,472
Conversion of Class F stock to common stock	—	—	—	—	20,505,344	—	(20,505,344)	—	—	—	—	—
Reverse recapitalization, net of transaction costs	—	—	—	—	11,845,943	1	—	—	(33,051)	—	—	(33,050)
Exercise of Trinity warrants	—	—	—	—	237,571	—	—	—	547	—	—	547
Exercise of SVB warrants	—	—	—	—	146,954	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	511,890	—	—	—	273	—	—	273
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,357	—	—	1,357
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(11)	—	(11)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	—	—	—	—	41,198	41,198
Balance — March 31, 2022	—	$—	—	$—	153,971,462	$2	—	$—	$76,545	$(58)	$(54,240)	$22,249
Exercise of stock options	—	—	—	—	404,167	—	—	—	211	—	—	211
Issuance of common stock to LPC	—	—	—	—	21,186	—	—	—	50	—	—	50
Vesting of early exercised options	—	—	—	—	45,923	—	—	—	38	—	—	38
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,229	—	—	2,229
Incremental direct transaction costs related to reverse recapitalization	—	—	—	—	—	—	—	—	(226)	—	—	(226)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—		(37)	—	(37)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	—	—	—	—	843	843
Balance — June 30, 2022	—	$—	—	$—	154,442,738	$2	—	$—	$78,847	$(103)	$(53,397)	$25,349
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(28,932)	$42,042
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	235	147
Stock-based compensation	4,654	3,586
Amortization of right-of-use asset	773	642
Amortization (accretion), other	(373)	800
Gain on change in fair value of earnout liability	(736)	(72,308)
Gain on change in fair value of warrant liability	(130)	(2,684)
Foreign currency transaction loss, net	750	—
Loss from extinguishment of debt	1,123	—
Changes in operating assets and liabilities:
Accounts receivable, net	(791)	(1,176)
Inventories	(1,216)	(466)
Prepaid expenses and other current assets	1,958	(670)
Other long-term assets	202	(1,406)
Accounts payable	741	(178)
Accrued expenses and other current liabilities	791	(148)
Operating lease liabilities	(289)	(753)
Other long-term liabilities	—	298
Net cash used in operating activities	(21,240)	(32,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,186)	(567)
Purchases of short-term investments	(37,806)	(32,368)
Proceeds from sales of short-term investments	—	5,902
Proceeds from maturities of short-term investments	5,200	2,773
Net cash used in investing activities	(33,792)	(24,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible preferred stock, net of transaction costs	99,884	—
Repayment of Koito secured term loan	(45,220)	—
Proceeds from Business Combination and private offering	—	76,107
Payments of Business Combination and private offering transaction costs	—	(28,897)
Proceeds from issuance of debt and warrants, net of debt discount	—	9,724
Proceeds from issuance of common stock options	13	447
Payments of employee taxes related to vested restricted stock units	(63)	—
Issuance of common stock	—	50
Net cash provided by financing activities	54,614	57,431

Effect of exchange rate changes on cash	429	(13)

Net increase in cash, cash equivalents and restricted cash	11	884
Cash, cash equivalents and restricted cash, beginning of period	34,518	3,654
Cash, cash equivalents and restricted cash, end of period	$34,529	$4,538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$63	$444
Cash paid for income taxes	$—	$12
Business Combination transaction costs, accrued but not paid	$—	$267

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Purchases of property and equipment in accounts payable	$—	$120
Vesting of early exercised stock options	$—	$76
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,190	$1,789
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Cepton, Inc., and its wholly owned subsidiaries, (collectively, the “Company”) formerly known as Growth Capital Acquisition Corp. (“GCAC”), was originally incorporated in Delaware on January 4, 2010, under the name PinstripesNYS, Inc. GCAC changed its name to Growth Capital Acquisition Corp. on February 14, 2020. GCAC was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 2, 2021, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Stock Market (“Nasdaq”). On August 4, 2021, GCAC entered into a Business Combination Agreement (as amended, the “Merger Agreement”) with Cepton Technologies, Inc. (“Legacy Cepton”) and GCAC Merger Sub Inc., a wholly owned subsidiary of GCAC (“Merger Sub”). On February 10, 2022 (the “Closing Date”), the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, GCAC changed its name to Cepton, Inc. and its shares and public warrants began trading on Nasdaq under the symbols “CPTN” and “CPTNW”, respectively. As a result of the Business Combination, Cepton, Inc. became the owner, directly or indirectly, of all of the equity interests of Legacy Cepton and its subsidiaries.
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
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2023, the Company had cash and cash equivalents of $32.6 million, short-term investments of $37.0 million, and an accumulated deficit of $115.0 million. During the six months ended June 30, 2023, the Company incurred an operating loss of $29.2 million and had negative cash flows from operating activities of $21.2 million. Although much of the negative cash flow resulted from expenses for research and development projects and administrative expenses to support growth of the Company, the Company expects to continue to invest in research and development and generate operating losses in the future.
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
Concentration of Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains a substantial portion of its cash and cash equivalents and short-term investments in money market funds, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. government agency securities. Management believes that the financial institutions that hold its cash, cash equivalents, and short-term investments are financially sound and, accordingly, represent minimal credit risk. Deposits held with banks may exceed the amount of federal insurance limits provided on such deposits.
As of June 30, 2023 and December 31, 2022, three and two customers, respectively, each accounted for more than 10% of accounts receivable.
Customers with revenue equal to or greater than 10% of total revenue for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	44%	50%	49%	43%
Customer B	52%	—%	34%	—%
Customer C	—%	25%	—%	26%
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
Product Warranties
The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Through June 30, 2023, there were immaterial changes to the accrued warranty liability which was recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet.
Reclassifications

Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications.

The condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) included in this Report for the six months ended June 30, 2022 differ from our previously filed Quarterly Report on Form 10-Q for the six months ended June 30, 2022 by reflecting the immaterial error correction for the misclassification of $1.6 million from prepaid expenses and other current assets to additional paid-in capital for the Lincoln Park Capital Fund, LLC (“Lincoln Park” or “LPC”) commitment fee obligation as of June 30, 2022. The Company corrected the error in the condensed consolidated financial statements for the nine months ended September 30, 2022. The Company believes the correction of the error is immaterial to the previously issued condensed consolidated financial statements for prior periods.
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
Transaction Costs
For the six months ended June 30, 2022, the Company incurred direct and incremental costs of approximately $31.7 million in connection with the Business Combination and the related equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. An approximate additional $2.6 million of transaction costs were recorded in general and administrative expense related to the liability classified instruments assumed subsequent to the Business Combination in 2022. There were no transaction costs related to the Business Combination recorded in 2023.
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

Note 3. Revenue
The Company disaggregates its revenue from contracts with customers by country of domicile based on the shipping location of the customer. Total revenue disaggregated by country of domicile is as follows (dollars in thousands):

	Three Months Ended June 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by country of domicile:
Japan	$1,265	45%	$1,462	58%
United States	1,466	53%	880	34%
Other	56	2%	217	8%
Total	$2,787	100%	$2,559	100%

	Six Months Ended June 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by country of domicile:
Japan	$2,312	54%	$2,264	56%
United States	1,570	37%	1,493	37%
Other	390	9%	287	7%
Total	$4,272	100%	$4,044	100%
As of June 30, 2023 and December 31, 2022, the Company had $0.5 million and $0.5 million of deferred revenue included in accrued expenses and other current liabilities, respectively, and no contract assets.
Note 4. Fair Value Measurement
The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$1,502	$—	$—	$1,502
Total cash equivalents	$1,502	$—	$—	$1,502
Short-term investments:
Commercial paper	$—	$21,161	$—	$21,161
U.S. treasury securities	—	2,985	—	2,985
U.S. government agency securities	—	9,882	—	9,882
Corporate debt securities	—	3,008	—	3,008
Total short-term investments	$—	$37,036	$—	$37,036
Total assets measured at fair value	$1,502	$37,036	$—	$38,538

Liabilities:
Warrant liability	$—	$310	$—	$310
Earnout liability	—	—	184	184
Total liabilities measured at fair value	$—	$310	$184	$494

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$10,437	$—	$—	$10,437
Total cash equivalents	$10,437	$—	$—	$10,437
Short-term investments:
U.S. government agency securities	$—	$2,493	$—	$2,493
Corporate debt securities	—	1,210	—	1,210
Total short-term investments	$—	$3,703	$—	$3,703
Total assets measured at fair value	$10,437	$3,703	$—	$14,140

Liabilities:
Warrant liability	$—	$440	$—	$440
Earnout liability	—	—	920	920
Total liabilities measured at fair value	$—	$440	$920	$1,360
Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments consist of investment securities with original maturities greater than three months but less than twelve months and are included as current assets in the condensed consolidated balance sheets. For short-term investments, the fair value as of June 30, 2023 and December 31, 2022 approximates amortized cost basis.
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
Changes in Level 3 liabilities related to earnout liability measured at fair value for the six months ended June 30, 2023 (in thousands):

Six Months Ended June 30, 2023
Balance as of December 31, 2022	$920
Gain on change in fair value of earnout liability	(736)
Balance as of June 30, 2023	$184

The gain on change in the fair value of the earnout liability was shown in the condensed consolidated statement of operations and comprehensive income (loss).
Note 5. Inventories
Inventories consist of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$2,210	$1,179
Work-in-process	1,188	1,141
Finished goods	790	665
Total inventories	$4,188	$2,985

Inventories are carried and depicted above at the lower of cost or net realizable value. Write-downs were $0.3 million for the three and six months ended June 30, 2023 and were immaterial for the three and six months ended June 30, 2022.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$1,972	$2,533
Other prepaid expenses	1,186	1,376
Deferred transaction costs	—	993
Payroll tax receivable	—	865
Other current assets	169	505
Total prepaid expenses and other current assets	$3,327	$6,272
Note 7. Property and Equipment, Net
Property and equipment, net, consists of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Machinery and equipment	$2,680	$1,445
Automobiles	101	101
Leasehold improvements	235	189
Computer and equipment	116	116
Total property and equipment	3,132	1,851
Less: accumulated depreciation and amortization	(1,104)	(869)
Total property and equipment, net	$2,028	$982
Depreciation and amortization related to property and equipment was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. Depreciation and amortization related to property and equipment was immaterial for the three months ended June 30, 2022 and $0.1 million for the six months ended June 30, 2022.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll	$1,477	$1,300
Accrued expenses and taxes	1,012	375
Deferred revenue	484	525
Warranty reserve	83	65
Total accrued expenses and other current liabilities	$3,056	$2,265
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
For the six months ended June 30, 2023, the Company recognized $0.3 million in interest expense in connection with the borrowings under the Secured Term Loan Agreement. Additionally, the Company recognized a $0.8 million foreign currency transaction loss on repayment using the applicable exchange rate on January 24, 2023 and a $1.1 million loss on extinguishment of debt.
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
Upon the closing of the Business Combination on February 10, 2022, the 21,671,491 shares of convertible preferred stock issued and outstanding were converted into 53,078,571 shares of common stock at the Exchange Ratio.
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
As of June 30, 2023, the Company had authorized 5,000,000 shares of preferred stock, each with a par value of $0.00001. As of June 30, 2023, there were 100,000 shares of preferred stock issued and outstanding.
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
Liquidation Rights
In the event of any Liquidation, holders of the Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Preferred Stock were converted into common stock. The Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of June 30, 2023, the Liquidation Preference of the Preferred Stock was $101.9 million.
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
Upon the closing of the Business Combination on February 10, 2022, the 27,618,907 shares of Legacy Cepton common stock issued and outstanding were converted into 67,645,189 shares of common stock at the Exchange Ratio.
As of June 30, 2023, the Company had authorized 350,000,000 shares of common stock, each with a par value of $0.00001. As of June 30, 2023, there were 158,224,189 shares of common stock issued and outstanding.
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

As of June 30, 2023, 1,142,505 shares of common stock had been sold in aggregate to Lincoln Park under the Purchase Agreement for consideration of $1.7 million. For the three and six months ended June 30, 2023, no shares of common stock were sold to Lincoln Park under the Purchase Agreement. For the three and six months ended June 30, 2022, 21,186 shares of common stock were sold to Lincoln Park under the Purchase Agreement.
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
Upon the closing of the Business Combination on February 10, 2022, the 8,372,143 shares of Legacy Cepton Class F stock issued and outstanding were converted into 8,372,143 shares of common stock of Legacy Cepton and then subsequently converted into 20,505,344 shares of common stock of the Company at the Exchange Ratio.
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
On February 10, 2022, the Company adopted the 2022 Stock Plan (the “2022 Plan”) under which 15,123,142 shares of the Company’s common stock were reserved for issuance to employees, nonemployee directors, consultants, and advisors. Per the terms of the 2022 Plan, in the event any Post Conversion Awards issued and outstanding under the 2016 Plan are cancelled, terminated, or expire, said number of shares will be made available for issuance under the 2022 Plan. The share limit shall automatically increase on the first trading day in January of every calendar year during the term of the 2022 Plan, by an amount equal to the lesser of (i) two percent (2%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of common stock as may be established by the board of directors. As of June 30, 2023, there were 10,281,667 shares of common stock reserved for issuance under the 2022 Plan.
Incentive Stock Options and Nonqualified Stock Options
A summary of the Company’s employee and nonemployee stock option activity for the six months ended June 30, 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	14,261,984	$2.14	6.5	$6,486
Granted	45,000	$0.37
Exercised	(128,923)	$0.10
Expired/Forfeited	(514,617)	$3.07
Outstanding as of June 30, 2023	13,663,444	$2.12	6.1	$1,454
Exercisable as of June 30, 2023	10,877,597	$1.62	5.6	$1,448
Vested and expected to vest as of June 30, 2023	13,663,444	$2.12	6.1	$1,454
During the six months ended June 30, 2023, the estimated weighted-average grant date fair value of options granted was $0.17 per share. As of June 30, 2023, there was $6.3 million of unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of options exercised during the six months ended June 30, 2023 was $0.1 million. The Company recognizes forfeitures as they occur.
Restricted Stock Units
Each restricted stock unit (“RSU”) granted under the 2022 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over a period of one to four years based on fulfilling a service condition. The fair value of a RSU is equal to the fair value of the Company’s common stock on the date of grant.
A summary of the Company’s RSU activity for the six months ended June 30, 2023 is presented below:

	Shares	Weighted Grant Date Fair Value
Outstanding as of December 31, 2022	4,708,692	$2.57
Granted	4,383,166	$1.08
Released	(1,538,061)	$2.67
Forfeited	(492,959)	$1.74
Outstanding as of June 30, 2023	7,060,838	$1.68
As of June 30, 2023, there was $10.6 million of unrecognized stock-based compensation expense related to unvested RSUs expected to be recognized over a weighted-average period of 2.4 years. The total intrinsic value of RSUs outstanding at June 30, 2023 was $3.4 million. The Company recognizes forfeitures as they occur.
Performance-based Stock units

Each performance-based stock unit (“PSU”) granted under the 2022 Plan represents a right to receive one share of the Company’s common stock upon satisfaction of the performance-based conditions applicable to the PSU. There were no PSUs issued during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company granted 123,000 PSUs under the 2022 Plan, with 66,000 PSUs in the first tranche and 57,000 PSUs in the second tranche. Each grant consisted of two market-based vesting tranches, with the first tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the closing price of the Company’s common stock exceeds $15.00 per share or (ii) the Company’s market capitalization exceeds $2.1 billion; and the second tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the closing price of the Company's common stock exceeds $17.50 per share or (ii) the Company’s market capitalization exceeds $2.5 billion, provided in each case that the applicable stock price or market capitalization goal must be achieved no later than February 10, 2025 for the applicable tranche to vest, and provided further that the vesting of each tranche is subject to the grantee’s continued employment with the Company through the day on which the applicable goal is achieved.
The fair value of the PSUs at valuation date was determined using a Monte Carlo valuation model that utilizes significant assumptions, including expected volatility, dividend yield, stock price as of the valuation date, market capitalization targets and the corresponding share price targets necessary for each tranche of PSUs to vest, expected life, and risk-free rate.
The fair value of the PSUs at valuation date was $0.1 million with weighted-average grant date fair value of $0.98, amortizing over a derived service period of 21 and 22 months for each tranche, respectively. As of June 30, 2023, unrecognized stock-based compensation expense related to PSU's was immaterial, which was expected to be recognized over a weighted-average period of 1.6 years.
Stock-Based Compensation
For the three and six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$44	$60	$104	$103
Research and development expense	1,193	1,152	2,370	1,981
Selling, general and administrative expense	1,128	1,027	2,180	1,502
Total stock-based compensation expense	$2,365	$2,239	$4,654	$3,586
For the three months ended June 30, 2023 and 2022, the Company capitalized $41 thousand and $50 thousand, respectively, of stock-based compensation expense into inventory. For the six months ended June 30, 2023 and 2022, the Company capitalized $92 thousand and $103 thousand, respectively, of stock-based compensation expense into inventory. There were no modifications during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recognized additional stock-based compensation expense of $0.3 million as a result of modification of a cancelled option of a nonemployee.
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

The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant periods:

	June 30, 2023	December 31, 2022
Current stock price	$0.49	$1.27
Expected volatility	106.0%	79.0%
Risk-free interest rate	5.10%	4.42%
Expected term (in years)	1.6	2.1
Expected dividend yield	0%	0%
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
As of June 30, 2023, the balance of the earnout liability was approximately $0.2 million. For the three and six months ended June 30, 2023, the Company recorded an immaterial loss and a gain of $0.7 million, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability. For the three and six months ended June 30, 2022, the Company recorded a gain of $15.6 million and $72.3 million, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability.
Note 14. Warrants
Common Stock Warrants Assumed in Business Combination
As part of GCAC’s initial public offering, 8,625,000 Public Warrants were sold. Each Public Warrant allows the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of common stock. The Public Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Public Warrants are listed on Nasdaq under the symbol “CPTNW”.
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
The Company concluded the Private Placement Warrants meet the criteria for liability classification due to the existence of a settlement provision that adjusts the settlement amount based on who the holder of the warrant is (i.e., permitted vs. non-

permitted transferees). This provision causes the Private Placement Warrants to not be indexed to the Company’s own shares, resulting in liability classification. Upon consummation of the Business Combination, the fair value of the Private Placement Warrants was recorded at a value of approximately $2.6 million. The fair value of the Private Placement Warrants was remeasured on June 30, 2023 at $0.3 million. For each of the three and six months ended June 30, 2023, the Company recorded immaterial amounts in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability. For the three and six months ended June 30, 2022, the Company recorded a gain of $1.9 million and $2.0 million, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability.
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
On January 4, 2022, in connection with the Trinity Loan Agreement, Legacy Cepton issued a warrant to purchase 96,998 shares of common stock with an exercise price of $16.89 per share. The warrant was immediately exercisable and expires on January 4, 2032. The Company concluded the warrant meets the criteria for liability classification due to the existence of contingent settlement provisions that could result in holders receiving differing amounts of shares depending on the Company’s stock price or the price paid in a change of control. Because the settlement is not solely determined by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event, this causes the warrant to not be indexed to the Company’s own shares, resulting in liability classification. The fair value of the warrant was initially estimated to be $1.3 million using the Black-Scholes valuation model. Immediately prior to the consummation of the Business Combination, the 96,998 warrants were net exercised and subsequently converted into 73,741 shares of common stock. For the six months ended June 30, 2022, the Company recorded a gain of $0.7 million in the condensed consolidated statement of operations and comprehensive income (loss) for the exercise of warrants.
Note 15. Income Taxes
The Company conducts its business globally and its operating income is subject to varying rates of tax in the U.S., Canada, Germany, Hong Kong, Japan, China, and the United Kingdom. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region.
The Company’s provision for income taxes was immaterial for each of the three and six months ended June 30, 2023 and 2022. The Company continues to maintain a full valuation allowance against its U.S. federal and state deferred tax assets.
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
The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$803	$377	$1,468	$743
Variable lease cost	203	208	408	420
Total operating lease cost	$1,006	$585	$1,876	$1,163
Supplemental cash flow information for the six months ended June 30, 2023 and 2022 related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$984	$888
Right of use assets obtained in exchange for lease obligations:
Operating leases	$11,190	$1,789
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets:
Operating lease right-of-use assets, current	$—	$121
Operating lease right-of-use assets, non-current	10,862	324
Total operating lease right-of-use assets	$10,862	$445
Operating lease liabilities:
Operating lease liabilities, current	$1,697	$211
Operating lease liabilities, non-current	9,696	281
Total operating lease liabilities	$11,393	$492
The non-current portion of the operating lease right-of-use assets was recorded in other assets in the condensed consolidated balance sheets.
Weighted-average remaining term and discount rates were as follows (term in years):

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term	4.76	3.06
Weighted-average discount rate	14.48%	13.78%

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,
2023	$1,580
2024	3,250
2025	3,328
2026	3,324
Thereafter	4,215
Total undiscounted lease payments	$15,697

Present value adjustment for minimum lease commitments	(4,304)
Net lease liabilities	$11,393
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
The Company records accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. There were no material accruals for loss contingencies associated with such legal claims, actions or litigation as of June 30, 2023.
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
Transactions with Koito
Koito is an automotive tier 1 partner and investor of the Company. Sales to Koito were $1.2 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively. Sales to Koito were $2.1 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively. Accounts receivable from Koito were $0.8 million as of June 30, 2023 and $1.0 million as of December 31, 2022.

Note 19. Basic and Diluted Net Income (Loss) Per Share
The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The Company was in a net loss position for the three and six months ended June 30, 2023 and a net income position for the three and six months ended June 30, 2022. The Company considers its convertible preferred stock outstanding as of June 30, 2023 to be participating as holders of such securities have non-forfeitable dividend rights in the event of the declaration of a dividend for shares of common stock. When the Company is in a net loss position, the net loss attributable to common stockholders is not allocated to the convertible preferred stock under the two-class method as these securities do not have a contractual obligation to share in losses. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding. When there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table present reconciliations of the denominators of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Denominator:
Weighted-average common shares outstanding – Basic (1)	157,379,175	154,108,677	157,081,027	135,160,187
Stock options to purchase common stock and RSUs (2)	—	7,722,607	—	10,027,040
Weighted-average common shares outstanding – Diluted	157,379,175	161,831,284	157,081,027	145,187,227

(1)
Includes 150,000 shares of common stock issuable to Lincoln Park in connection with the Purchase Agreement as of the three and six months ended June 30, 2022 as the shares are issuable in lieu of a commitment fee and will be issued solely as a result of the passage of time.

(2)	Includes the weighted-average unvested shares subject to repurchase of 16,748 and 23,465 as of the three and six months ended June 30, 2022, respectively.
The following common stock equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock and RSUs	18,322,964	7,600,258	16,595,897	4,067,107
Preferred shares on an as-converted basis	39,423,443	—	39,423,443	—
Total	57,746,407	7,600,258	56,019,340	4,067,107
As of June 30, 2023 and 2022, 13,000,000 Earnout Shares were excluded from the table above because the shares are considered contingently issuable and the required common share price milestones were not achieved as of June 30, 2023 and 2022. As of June 30, 2023 and 2022, 13,800,000 common stock warrants were excluded from the table above as no shares were issuable under the treasury stock method of computing diluted earnings per share.
Note 20. Segments
The Company conducts its business in one operating segment that develops and produces lidar sensors for use in automotive and smart infrastructure industries. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis, accompanied by disaggregated information about sales and gross margin by product group. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Long-lived assets of the Company located in its country of domicile, the United States, are approximately 93%.

Note 21. Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through August 9, 2023, the issuance date of the condensed consolidated financial statements, and determined there are no other transactions that require additional accounting or disclosure.

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
Based on this approach, we have gained acceptance for our technology in the automotive market. In 2019, following approximately three years of rigorous engagement and working alongside our automotive tier 1 partner, Koito, we were awarded a significant ADAS lidar series production award from General Motors (“GM”) through Koito. This award includes multiple platforms and vehicle models, with an estimated production start at the end of 2023.
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
Business Combination
On February 10, 2022, the Business Combination was consummated and as a result, a subsidiary of Growth Capital Acquisition Corp. (“GCAC”), GCAC Merger Sub Inc., merged with and into Cepton Technologies, Inc. (“Legacy Cepton”). GCAC changed its name to Cepton, Inc., and the Company is now listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “CPTN”. Legacy Cepton is deemed to be the accounting predecessor and Cepton, Inc. is the successor registrant with the U.S. Securities and Exchange Commission (“SEC”), which means that Legacy Cepton’s financial statements for previous periods will be disclosed in Cepton, Inc.’s future periodic reports filed with the SEC.
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
Market Conditions
The global economy, including the financial and credit markets, continues to experience significant volatility and disruptions and has been impacted by increases in inflation rates, the ongoing conflict in Ukraine, rising fuel prices, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of broader macroeconomic conditions on our business is dynamic and cannot be predicted.
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
For example, our series production award through Koito for GM’s ADAS program initially included four vehicle models and was subsequently updated to include nine vehicle models spanning different classes of vehicles from luxury sedans to mid-level passenger cars to SUVs and trucks. These vehicles include traditional internal combustion engine types as well as electric drive train types. We expect additional vehicle models to be added to this series production award over time, with an anticipated start of production at the end of 2023 and significant volume increase anticipated in the following years. However, if the targets of this series production award are not realized, or if GM were to terminate or significantly alter or delay its GM series production award and/or alter its relationship with us or with Koito in a manner that is adverse to us or GM would delay the introduction of the vehicle models that are part of the series production award, our business would be materially adversely affected. Similarly, if we are unable to maintain our relationship with Koito, or the terms of our arrangement with Koito with respect to the GM program differs from our expectations, including with respect to volume, pricing, and timing, then our business and prospects would be materially adversely affected.
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
Due to recent supply chain shortages, lead times for some of our products are increasing, which may lead to a significant mismatch between supply and demand, giving rise to product shortages for both us and our customers, making our demand forecast more uncertain. Further, in preparation for the start of series production at the end of fiscal year 2023, lead time for some of our products may increase as our suppliers increase their manufacturing capabilities to meet the volume and quality requirements for components demanded by us, which may constrain our ability to meet customer demand in the short term. Higher production volume may lead to short term increases in our product costs and decreases in gross margin resulting from additional components and quality control costs required to deliver high-quality, consistent products to our customers at scale volume.
During fiscal year 2023 and 2022, we made continued efforts in broadening our supply base to support our growth and better serve customer demand. Recent market conditions discussed above have strained global supply chains and could result in a shortage of key materials that our suppliers require to satisfy our needs. While we have seen improvements recently, we expect continued supply constraints for some of our products, through the end of fiscal year 2023 and potentially beyond. We have placed orders for certain supply in advance of our historical lead times, paid premiums to secure future supply and capacity, and may need to continue to do so in the future. Placing orders in advance of our historical lead times to secure supply in a constrained environment may result in excess inventory, cancellation penalties, or other charges if there is a partial or complete reduction in long-term demand for our products. These actions may also increase our product costs and decrease gross margin, in addition to increased overall costs as a result of rising inflation. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our gross margin.
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
(Loss) Gain on Change in Fair Value of Earnout and Warrant Liabilities
The change in fair value of earnout and warrant liabilities consists of the change in fair value of earnout and warrant liabilities assumed in connection with the Business Combination as well as the change in fair value of other warrant liability. We expect continued financial statement volatility from the fair value adjustments at the end of each reporting period or until the Earnout Shares are issued upon the attainment of common share price milestones or through the exercise of the warrants.
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
Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended June 30,		Change $	Change %	Six Months Ended June 30,		Change $	Change %
	2023	2022			2023	2022
	(dollars in thousands)
Lidar sensor and prototype revenue	$2,771	$1,441	$1,330	92%	$4,011	$2,863	$1,148	40%
Development revenue	16	1,118	(1,102)	(99%)	261	1,181	(920)	(78%)
Total revenue	$2,787	$2,559	$228	9%	$4,272	$4,044	$228	6%

Lidar sensor and prototype cost of revenue	2,348	2,520	(172)	(7%)	3,796	3,736	60	2%
Development cost of revenue	5	562	(557)	(99%)	116	598	(482)	(81%)
Total cost of revenue	2,353	3,082	(729)	(24%)	3,912	4,334	(422)	(10%)
Gross profit (loss)	434	(523)	957	(183%)	360	(290)	650	(224%)

Operating expenses:
Research and development	9,365	8,386	979	12%	16,603	16,140	463	3%
Selling, general, and administrative	6,185	7,189	(1,004)	(14%)	12,916	15,232	(2,316)	(15%)
Total operating expenses	15,550	15,575	(25)	—%	29,519	31,372	(1,853)	(6%)
Operating loss	(15,116)	(16,098)	982	(6%)	(29,159)	(31,662)	2,503	(8%)
Other income (expenses):
(Loss) gain on change in fair value of earnout liability	(26)	15,630	(15,656)	NM	736	72,308	(71,572)	(99%)
Gain on change in fair value of warrant liability	36	1,904	(1,868)	(98%)	130	2,684	(2,554)	(95%)
Foreign currency transaction loss, net	—	—	—	NA	(750)	—	(750)	NA
Loss on extinguishment of debt	—	—	—	NA	(1,123)	—	(1,123)	NA
Other income, net	2	4	(2)	(50%)	21	6	15	250%
Interest income (expense), net	917	(585)	1,502	NM	1,216	(1,278)	2,494	NM
(Loss) income before income taxes	(14,187)	855	(15,042)	NM	(28,929)	42,058	(70,987)	NM

Provision for income taxes	(3)	(12)	9	NA	(3)	(16)	13	NA
Net (loss) income	$(14,190)	$843	$(15,033)	NM	$(28,932)	$42,042	$(70,974)	NM

NA: Not applicable
NM: Not meaningful

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue
Lidar sensor and prototype revenue increased by $1.3 million, or 92%, to $2.8 million for the three months ended June 30, 2023, from $1.4 million for the three months ended June 30, 2022. Approximately $0.5 million of the increase was driven by new products sold, $0.4 million was driven by an increase in lidar sensor average sales price and approximately $0.3 million was driven by an increase in lidar sales volume.
Development revenue was immaterial for the three months ended June 30, 2023, compared to $1.1 million for the three months ended June 30, 2022. During the three months ended June 30, 2022, the Company satisfied the performance obligations defined under active development work order projects and recognized development revenue of $1.1 million.
Lidar sensor and prototype revenue increased by $1.1 million, or 40%, to $4.0 million for the six months ended June 30, 2023, from $2.9 million for the six months ended June 30, 2022. Approximately $0.8 million of the increase was driven by new products sold and $0.4 million was driven by an increase in lidar sensor average sales price.
Development revenue decreased by $0.9 million, or 78%, to $0.3 million for the six months ended June 30, 2023, from $1.2 million for the six months ended June 30, 2022. The decrease was driven by timing of the satisfaction of performance obligations defined under active development work order projects.
Cost of Revenue
Lidar sensor and prototype cost of revenue decreased by $0.2 million, or 7%, to $2.3 million for the three months ended June 30, 2023, from $2.5 million for the three months ended June 30, 2022. The decrease was driven by an approximately $0.9 million decrease in standard costing adjustments due to increased production volume, partially offset by a $0.6 million increase resulting from increased sales volume.
Development cost of revenue was immaterial for the three months ended June 30, 2023, compared to $0.6 million for the three months ended June 30, 2022. The decline in development cost of revenue resulted from the decrease in development revenue described above.
Lidar sensor and prototype cost of revenue increased by $0.1 million, or 2%, to $3.8 million for the six months ended June 30, 2023, from $3.7 million for the six months ended June 30, 2022. The increase was driven by an approximately $0.4 million increase resulting from increased sales volume and a $0.3 million increase in scrap expense, partially offset by a $0.6 million decrease driven by standard costing adjustments.
Development cost of revenue decreased by $0.5 million, or 81%, to $0.1 million for the six months ended June 30, 2023, from $0.6 million for the six months ended June 30, 2022. The decrease in development cost of revenue resulted from the decrease in development revenue described above.
Operating Expenses
Research and development expense increased by $1.0 million, or 12%, to $9.4 million for the three months ended June 30, 2023, from $8.4 million for the three months ended June 30, 2022, resulting primarily from a $1.2 million increase in materials costs, a $0.4 million increase in personnel costs, partially offset by a $0.3 million decrease in permits and licenses fees and a $0.1 million decrease in professional services costs.
Selling, general and administrative expense decreased by $1.0 million, or 14%, to $6.2 million for the three months ended June 30, 2023, from $7.2 million for the three months ended June 30, 2022, resulting primarily from a $0.6 million decrease in professional services fees, a $0.2 million decrease in personnel related costs and a $0.2 million decrease in other general and administrative costs.
Research and development expense increased by $0.5 million, or 3%, to $16.6 million for the six months ended June 30, 2023, from $16.1 million for the six months ended June 30, 2022, resulting primarily from a $1.2 million increase in personnel costs, partially offset by a $0.3 million decrease in materials costs and a $0.3 million decrease in permits and licenses fees.
Selling, general and administrative expense decreased by $2.3 million, or 15%, to $12.9 million for the six months ended June 30, 2023, from $15.2 million for the six months ended June 30, 2022, resulting primarily from $2.7 million in transaction costs related to the Business Combination attributable to liability-classified instruments in the prior year period and a $0.8 million decrease in other general and administrative costs, partially offset by a $1.1 million increase in personnel related costs in the current year period,.
(Loss) Gain on Change in Fair Value of Earnout and Warrant Liabilities
The earnout liability was assumed in connection with the Business Combination. The change in fair value of the earnout liability changed into an immaterial loss position for the three months ended June 30, 2023, compared to a gain of $15.6 million for the three months ended June 30, 2022. This is primarily due to an increase in the Company’s common stock price during the three months ended June 30, 2023, compared to a decrease in the Company's common stock price during the three months ended June 30, 2022.
The gain on change in fair value of the warrant liability decreased by $1.9 million for the three months ended June 30, 2023. This is primarily due to a larger decrease in the Company’s common share price during the three months ended June 30, 2022 compared to the three months ended June 30, 2023.
The gain on change in fair value of the earnout liability decreased by $71.6 million for the six months ended June 30, 2023. This is primarily due to a larger decrease in the Company’s common stock price during the six months ended June 30, 2022 compared to the six months ended June 30, 2023.
The gain on change in fair value of the warrant liability decreased by $2.6 million for the six months ended June 30, 2023. This is primarily due to a larger decrease in the Company’s common share price during the six months ended June 30, 2022 compared to the six months ended June 30, 2023.
Foreign Currency Transaction Loss, Net
Foreign currency transaction loss, net of $0.8 million for the six months ended June 30, 2023 resulted from the repayment of the Secured Term Loan with Koito, which was denominated in Japanese Yen.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $1.1 million for the six months ended June 30, 2023 resulted from repayment of the Secured Term Loan with Koito.
Other Income, Net
Other income, net remained relatively constant for the three and six months ended June 30, 2023 and 2022.
Interest Income (Expense), Net
Interest income (expense), net changed into a net interest income position of $0.9 million for the three months ended June 30, 2023, primarily due to increased interest income from the investment of the cash received from the issuance of Preferred Stock to Koito. Interest income (expense), net was a net interest expense of $0.6 million for the three months ended June 30, 2022, primarily due to interest expense on borrowings under the Trinity Loan Agreement in the prior year.
Interest income (expense), net changed into a net interest income position of $1.2 million for the six months ended June 30, 2023, primarily due to increased interest income from the investment of the cash received from the issuance of Preferred Stock to Koito. Interest income (expense), net was a net interest expense of $1.3 million for the six months ended June 30, 2022, primarily due to interest expense on borrowings under the Trinity Loan Agreement in the prior year.
Provision for Income Taxes
Our provision for income taxes remained consistent for each of the three and six months ended June 30, 2023 and 2022. We provided a full valuation allowance on our net U.S. federal and state deferred tax assets for the three and six months ended June 30, 2023 and 2022. For both reporting periods, we had U.S. federal and state tax-effected net operating loss carryforwards available to reduce future taxable income, of which post-2017 Federal net operating loss will be carried forward indefinitely and pre-2017 Federal net operating loss carryover and state net operating loss carryover and state net operating loss carryover will expire on varying dates.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2023, we had cash, cash equivalents, and short-term investments totaling $69.6 million, comprised of money market funds, commercial paper, U.S. Treasury and Agency securities, corporate debt securities, and other available-for-sale securities held for working capital purposes. We believe that our current cash position, including our Purchase Agreement with Lincoln Park, will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.
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
We have incurred negative cash flows from operating activities and significant operating losses in the past as reflected in our accumulated deficit of $115.0 million as of June 30, 2023. During the six months ended June 30, 2023, we had negative cash flows from operating activities of $21.2 million. Although much of the negative cash flow resulted from continuing expenses related research and development for product development, and continuing administrative expenses related to becoming a publicly traded company, we expect to continue to invest in research and development and generate operating losses in the future. In addition, our future capital requirements will depend on many factors, including our lidar sales volume, the timing and extent of spending to support our research and development efforts in lidar technology, the expansion of sales and marketing activities, market adoption of new and enhanced products and features, and increased spending due to inflation and supply chain shortages. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. For example, the issuance of the Preferred Stock to Koito involves the issuance of preferred equity securities that rank senior to our common stock in the event of liquidation and include other rights and preferences senior to those of our common stock. In addition, the Preferred Stock is convertible into shares of our common stock and, upon conversion, will result in dilution to our stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. Our ability to raise additional funds through the issuance of debt or equity securities may be subject to Koito’s consent pursuant to the Investor Rights Agreement. For information regarding our cash requirements from lease obligations, see Notes 16 to the condensed consolidated financial statements included elsewhere in this Report.
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
Cash Flow Summary — Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):	(dollars in thousands)
Operating activities	$(21,240)	$(32,274)
Investing activities	(33,792)	(24,260)
Financing activities	54,614	57,431
Operating Activities
During the six months ended June 30, 2023, our operating activities used $21.2 million in cash. We recorded a net loss of $28.9 million; however, this was offset by $6.3 million of non-cash income and expenses consisting primarily of stock-based compensation expense of $4.7 million, loss on extinguishment of debt of $1.1 million, foreign currency transaction loss of $0.8 million, and amortization of right-of-use assets of $0.8 million. These non-cash income items were partially offset by gains from the change in fair value of earnout and warrant liabilities of $0.9 million. During the six months ended June 30, 2023, we generated net cash of $1.4 million from changes in our operating assets and liabilities resulting primarily from a $2.0 million decrease in prepaid expenses and other current assets due to amortization of our director and officers insurance policy, a $0.8 million increase in accrued expenses and other current liabilities and a $0.7 million decrease in accounts payable due to timing of payments. These were offset by a $1.2 million increase in inventory as the Company prepares for the start of series production, and a $0.8 million increase in accounts receivable.
During the six months ended June 30, 2022, our operating activities used $32.3 million in cash. We recorded net income of $42.0 million; however, this was offset by $69.8 million of non-cash income and expenses consisting primarily of gains from the change in fair value of earnout and warrant liabilities of $75.0 million. These non-cash income items were partially offset by stock-based compensation expense of $3.6 million, other amortization of $0.8 million, amortization of right-of-use assets of $0.6 million and depreciation and amortization of $0.1 million. During the six months ended June 30, 2022, we used net cash of $4.5 million from changes in our operating assets and liabilities resulting primarily from a $1.4 million increase in other long-term assets primarily related to prepaid director and officer insurance, a $1.2 million increase in accounts receivable, a $0.8 million decrease in operating lease liabilities, a $0.5 million increase in inventories, a $0.7 million increase in prepaid expenses and other current assets due to increases in prepaid insurance offset by decreases in deferred transaction costs in connection with the closing of the Business Combination, a $0.2 million decrease in accounts payable due to timing of payments and a $0.1 million decrease in accrued expenses and other current liabilities due to timing of payments.
Investing Activities
During the six months ended June 30, 2023, our investing activities used $33.8 million of cash, resulting primarily from purchases of short-term investments of $37.8 million and purchases of property and equipment of $1.2 million, partially offset by proceeds from maturities of short-term investments of $5.2 million.
During the six months ended June 30, 2022, our investing activities used $24.3 million of cash, resulting primarily from purchases of short-term investments of $32.4 million and purchases of property and equipment of $0.6 million, partially offset by proceeds from the sales and maturities of short-term investments of $8.7 million.
Financing Activities
During the six months ended June 30, 2023, our financing activities provided $54.6 million of cash consisting primarily of $99.9 million of net proceeds from the issuance of Preferred Stock to Koito, partially offset by the repayment of $45.2 million of short-term debt to Koito.
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
As discussed elsewhere in this Report, we completed the Business Combination on February 10, 2022. Prior to the consummation of the Business Combination, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report, our management concluded that our disclosure controls and procedures were not effective as of such date because of the material weaknesses in our internal control over financial reporting identified as of December 31, 2021 that continued to exist with respect to our internal control over financial reporting as of June 30, 2023:
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
Changes in Internal Control Over Financial Reporting
Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

CEPTON, INC.

Date: August 9, 2023		/s/ Jun Pei
	Name:	Jun Pei
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023		/s/ Hull Xu
	Name:	Hull Xu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)