Form 10-Q
period 2023-09-30
Cepton, Inc.
filed 2023-11-13
CIK 1498233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Cepton, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-39959	27-2447291
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

399 West Trimble Road San Jose, California	95131
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 408-459-7579
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	CPTN	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for common stock at an exercise price of $115.00 per share, subject to adjustment	CPTNW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, 15,846,935 shares of common stock, par value $0.00001, of the registrant were issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or imply future events or trends or that are not statements of historical matters. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The Company cautions readers of this Report that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results to differ materially from the expected results. These factors include the information set forth in Part II, Item 1A, of this Report under the heading “Risk Factors”, which we encourage you to carefully read. Forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, the anticipated start date of production for our lead series production award, potential benefits and the commercial attractiveness to its customers of the Company’s products and services, the potential success of the Company’s marketing and expansion strategies, and the potential for the Company to achieve design awards. These statements are based on various assumptions, whether or not identified in this Report, and on the current expectations of the Company’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.
i

Cepton, Inc.
Quarterly Report on Form 10-Q
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$43,860	$31,953
Short-term investments	17,345	3,703
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	2,103	1,301
Inventories	3,911	2,985
Prepaid expenses and other current assets	2,311	6,272
Total current assets	69,530	46,214
Property and equipment, net	1,999	982
Restricted cash	1,283	2,565
Other assets	10,486	555
Total assets	$83,298	$50,316
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,396	$1,979
Operating lease liabilities, current	1,784	211
Accrued expenses and other current liabilities	3,409	2,265
Short-term debt	—	42,587
Total current liabilities	6,589	47,042
Warrant liability	141	440
Earnout liability	93	920
Operating lease liabilities, non-current	9,217	281
Total liabilities	16,040	48,683
Commitments and contingencies (Note 17)
Convertible preferred stock:
Convertible preferred stock – Par value $0.00001 per share – 5,000,000 shares authorized at September 30, 2023 and December 31, 2022; 100,000 shares issued and outstanding at September 30, 2023 (aggregate liquidation preference of $103.0 million at September 30, 2023); No shares issued and outstanding at December 31, 2022	98,891	—
Stockholders’ equity (deficit):
Common stock – Par value $0.00001 per share – 35,000,000 shares authorized at September 30, 2023 and December 31, 2022; 15,846,935 and 15,674,781 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	94,991	88,058
Accumulated other comprehensive loss	(339)	(366)
Accumulated deficit	(126,285)	(86,059)
Total stockholders’ equity (deficit)	(31,633)	1,633
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$83,298	$50,316
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lidar sensor and prototype revenue	$3,802	$1,778	$7,813	$4,642
Development revenue	31	26	292	1,207
Total revenue	$3,833	$1,804	$8,105	$5,849

Lidar sensor and prototype cost of revenue	3,339	1,872	7,135	5,608
Development cost of revenue	—	3	116	600
Total cost of revenue	$3,339	$1,875	$7,251	$6,208
Gross profit (loss)	494	(71)	854	(359)

Operating expenses:
Research and development	6,706	8,227	23,309	24,368
Selling, general and administrative	6,136	6,722	19,052	21,954
Total operating expenses	12,842	14,949	42,361	46,322
Operating loss	(12,348)	(15,020)	(41,507)	(46,681)
Other income (expense):
Gain (loss) on change in fair value of earnout liability	91	(1,440)	827	70,868
Gain (loss) on change in fair value of warrant liability	169	(135)	299	2,549
Foreign currency transaction loss, net	(7)	—	(757)	—
Loss on extinguishment of debt	—	—	(1,123)	—
Other income (expense), net	2	(493)	23	(487)
Interest income (expense), net	799	(318)	2,015	(1,597)
(Loss) income before income taxes	(11,294)	(17,406)	(40,223)	24,652
Provision for income taxes	—	(5)	(3)	(21)

Net (loss) income	$(11,294)	$(17,411)	$(40,226)	$24,631

Net (loss) income per share, basic	$(0.71)	$(1.12)	$(2.55)	$1.73
Net (loss) income per share, diluted	$(0.71)	$(1.12)	$(2.55)	$1.62
Weighted-average common shares, basic	15,834,152	15,568,941	15,750,586	14,274,416
Weighted-average common shares, diluted	15,834,152	15,568,941	15,750,586	15,204,843

Net (loss) income	$(11,294)	$(17,411)	$(40,226)	$24,631
Other comprehensive income (loss), net of tax:
Changes in unrealized gain (loss) on available-for-sale securities	—	13	6	(35)
Foreign currency translation adjustments	5	(2)	21	(14)
Total other comprehensive income (loss), net of tax	5	11	27	(49)
Comprehensive (loss) income	$(11,289)	$(17,400)	$(40,199)	$24,582
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2022	—	$—	15,674,781	$—	$88,058	$(366)	$(86,059)	$1,633
Issuance of convertible preferred stock, net of transaction costs	100,000	98,891	—	—	—	—	—	—
Exercise of stock options and release of RSUs	—	—	9,638	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	2,280	—	—	2,280
Unrealized gain on available-for-sale investments	—	—	—	—	—	17	—	17
Cumulative translation adjustment	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(14,742)	(14,742)
Balance — March 31, 2023	100,000	$98,891	15,684,419	$—	$90,346	$(329)	$(100,801)	$(10,784)
Exercise of stock options and release of RSUs	—	—	157,049	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	2,362	—	—	2,362
Payments of employee taxes related to vested restricted stock units	—	—	(17,049)	—	(63)	—	—	(63)
Unrealized loss on available-for-sale investments	—	—	—	—	—	(11)	—	(11)
Cumulative translation adjustment	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(14,190)	(14,190)
Balance — June 30, 2023	100,000	$98,891	15,824,419	$—	$92,650	$(344)	$(114,991)	$(22,685)
Exercise of stock options and release of RSUs	—	—	22,516	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	2,332	—	—	2,332
Cumulative translation adjustment	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(11,294)	(11,294)
Balance — September 30, 2023	100,000	$98,891	15,846,935	$—	$94,991	$(339)	$(126,285)	$(31,633)

	Convertible Preferred Stock		Preferred Stock		Common Stock		Class F Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2021	2,167,149	$99,470	—	$—	2,761,903	$—	837,214	$—	$7,951	$(43)	$(95,439)	$(87,531)
Retroactive application of exchange ratio	3,140,708	—	—	—	4,002,628	—	1,213,320	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(5,307,857)	(99,470)	—	—	5,307,857	—	—	—	99,470	—	1	99,471
Conversion of Class F stock to common stock	—	—	—	—	2,050,534	—	(2,050,534)	—	—	—	—	—
Reverse recapitalization, net of transaction costs	—	—	—	—	1,184,594	—	—	—	(33,051)	—	—	(33,051)
Exercise of Trinity warrants	—	—	—	—	23,757	—	—	—	547	—	—	547
Exercise of SVB warrants	—	—	—	—	14,695	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	51,189	—	—	—	273	—	—	273
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,357	—	—	1,357
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(11)	—	(11)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	—	—	—	—	41,198	41,198
Balance — March 31, 2022	—	$—	—	$—	15,397,157	$—	—	$—	$76,547	$(58)	$(54,240)	$22,249
Exercise of stock options	—	—	—	—	40,416	—	—	—	211	—	—	211
Issuance of common stock to LPC	—	—	—	—	2,118	—	—	—	50	—	—	50
Vesting of early exercised options	—	—	—	—	4,592	—	—	—	38	—	—	38
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,229	—	—	2,229
Incremental direct transaction costs related to reverse recapitalization	—	—	—	—	—	—	—	—	(226)	—	—	(226)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—		(37)	—	(37)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	—	—	—	—	843	843
Balance — June 30, 2022	—	$—	—	$—	15,444,283	$—	—	$—	$78,849	$(103)	$(53,397)	$25,349
Exercise of stock options	—	—	—	—	49,098	—	—	—	261	—	—	261
Issuance of common stock to LPC	—	—	—	—	127,132	—	—	—	1,831	—	—	1,831
Vesting of early exercised options	—	—	—	—	3,061	—	—	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,368	—	—	2,368
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—		13	—	13
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	(17,411)	(17,411)
Balance — September 30, 2022	—	$—	—	$—	15,623,574	$—	—	$—	$83,334	$(92)	$(70,808)	$12,434
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(40,226)	$24,631
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	370	224
Stock-based compensation	6,989	5,954
Amortization of right-of-use asset	1,177	993
Amortization (accretion), other	(682)	838
Gain on change in fair value of earnout liability	(827)	(70,868)
Gain on change in fair value of warrant liability	(299)	(2,549)
Foreign currency transaction loss, net	757	—
Loss from extinguishment of debt	1,123	—
Other	—	181
Changes in operating assets and liabilities:
Accounts receivable, net	(802)	(886)
Inventories	(941)	7
Prepaid expenses and other current assets	2,974	(472)
Other long-term assets	202	(864)
Accounts payable	(805)	(807)
Accrued expenses and other current liabilities	1,144	962
Operating lease liabilities	(680)	(1,169)
Other long-term liabilities	—	320
Net cash used in operating activities	(30,526)	(43,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,292)	(584)
Purchases of short-term investments	(37,806)	(32,368)
Proceeds from sales of short-term investments	—	8,303
Proceeds from maturities of short-term investments	25,200	8,624
Net cash used in investing activities	(13,898)	(16,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible preferred stock, net of transaction costs	99,884	—
Repayment of Koito secured term loan	(45,220)	—
Proceeds from Business Combination and private offering	—	76,107
Payments of Business Combination and private offering transaction costs	—	(29,031)
Proceeds from issuance of debt and warrants, net of debt discount	—	9,724
Proceeds from issuance of common stock options	22	707
Payments of employee taxes related to vested restricted stock units	(63)	—
Issuance of common stock	—	1,700
Net cash provided by financing activities	54,623	59,207

Effect of exchange rate changes on cash	426	(19)

Net increase (decrease) in cash, cash equivalents and restricted cash	10,625	(342)
Cash, cash equivalents and restricted cash, beginning of period	34,518	3,654
Cash, cash equivalents and restricted cash, end of period	$45,143	$3,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$63	$741
Cash paid for income taxes	$—	$12
Business Combination transaction costs, accrued but not paid	$—	$135

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Vesting of early exercised stock options	$—	$101
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,190	$1,827
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
The Company provides state-of-the-art, intelligent, lidar-based solutions for a range of markets such as automotive, smart cities, smart spaces, and smart industrial applications. The Company’s patented lidar technology enables reliable, scalable, and cost-effective solutions that deliver long range, high resolution 3D perception for smart applications. The Company is headquartered in San Jose, California, USA, with a presence in Germany, Canada, China and India.
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries in Canada, Germany, China and the United Kingdom. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments considered necessary by management to fairly state the results of operations, financial position and cash flows. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2023, the Company had cash and cash equivalents of $43.9 million, short-term investments of $17.3 million, and an accumulated deficit of $126.3 million. During the nine months ended September 30, 2023, the Company incurred an operating loss of $41.5 million and had negative cash flows from operating activities of $30.5 million. The Company believes that its cash position, including cash available from the Purchase Agreement with Lincoln Park (each as defined below in Note 11), will be sufficient to satisfy foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.
The Company is subject to risks and uncertainties frequently encountered by early-stage companies including, but not limited to, the uncertainty of successfully developing its products, securing certain contracts, building its customer base, successfully executing its business and marketing strategy and hiring appropriate personnel.
To date, the Company has been funded primarily by equity financings, convertible promissory notes, and the net proceeds received through the Business Combination, PIPE Investment (as defined below in Note 2), and private placements of the Legacy Cepton convertible preferred stock. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives.
On September 7, 2023, the Company’s stockholders approved a one-for-ten reverse stock split of the Company’s issued common stock (the “Reverse Stock Split”) and a corresponding reduction in the total number of shares of common stock the Company is authorized to issue (the “Authorized Shares Reduction”). On September 18, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split and Authorized Shares Reduction. The Reverse Stock Split and Authorized Shares Reduction became effective on September 21, 2023 (“Effective Date”). The par value of the Company’s common stock was not adjusted as a result of the Reverse Stock Split. All of the Company’s share numbers, per share amounts, and related stockholders’ equity (deficit) balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split. In addition, the exercise prices, conversion rates and other terms of the Company’s securities that adjusted pursuant to their terms as a result of the Reverse Stock Split have been presented after giving effect to such adjustments.

Concentration of Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains a substantial portion of its cash and cash equivalents and short-term investments in money market funds, commercial paper, corporate debt securities, and U.S. government agency securities. Management believes that the financial institutions that hold its cash, cash equivalents, and short-term investments are financially sound and, accordingly, represent minimal credit risk. Deposits held with banks may exceed the amount of federal insurance limits provided on such deposits.
As of September 30, 2023 and December 31, 2022, two and two customers, respectively, each accounted for more than 10% of accounts receivable.
Customers with revenue equal to or greater than 10% of total revenue for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	55%	16%	52%	35%
Customer B	31%	—%	35%	—%
Customer C	—%	40%	—%	15%
Customer D	—%	21%	—%	24%
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, inventory valuation and reserves, warranty reserves, valuation allowance for deferred tax assets, valuation of earnout and warrant liabilities, stock-based compensation, useful lives of property and equipment, income tax uncertainties, and other loss contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial condition and results of operations.
Product Warranties
The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Through September 30, 2023, there were immaterial changes to the accrued warranty liability which was recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet.
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
In connection with the Business Combination, outstanding capital stock of Legacy Cepton was converted into common stock of Legacy Cepton and then subsequently converted into Class A common stock of the Company, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. Legacy Cepton was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date are those of Legacy Cepton. The shares and corresponding capital amounts prior to the Business Combination, have been retroactively restated as shares reflecting an exchange ratio of approximately 2.449 (the “Exchange Ratio”). Operations prior to the Business Combination were those of Legacy Cepton in future reports of the combined entity.
PIPE Investment
Contemporaneously with the execution of the Merger Agreement, GCAC entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase an aggregate of 595,000 shares of common stock at a purchase price of $100.00 per share (as adjusted to reflect the Reverse Stock Split), or an aggregate purchase price of $59.5 million (the “PIPE Investment”).
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

Transaction Costs
For the nine months ended September 30, 2022, the Company incurred direct and incremental costs of approximately $31.7 million in connection with the Business Combination and the related equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. An approximate additional $2.6 million of transaction costs were recorded in general and administrative expense related to the liability classified instruments assumed subsequent to the Business Combination in 2022. There were no transaction costs related to the Business Combination recorded in 2023.
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
Note 3. Revenue
The Company disaggregates its revenue from contracts with customers by country of domicile based on the shipping location of the customer. Total revenue disaggregated by country of domicile is as follows (dollars in thousands):

	Three Months Ended September 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by country of domicile:
Japan	$2,151	56%	$376	21%
United States	1,583	41%	684	38%
China	28	1%	719	40%
Other	71	2%	25	1%
Total	$3,833	100%	$1,804	100%

	Nine Months Ended September 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by country of domicile:
Japan	$4,454	55%	$2,640	45%
United States	3,153	39%	2,177	37%
China	345	4%	879	15%
Other	153	2%	153	3%
Total	$8,105	100%	$5,849	100%
As of September 30, 2023 and December 31, 2022, the Company had $0.6 million and $0.5 million of deferred revenue included in accrued expenses and other current liabilities, respectively, and no contract assets.

Note 4. Fair Value Measurement
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$21,684	$—	$—	$21,684
Total cash equivalents	$21,684	$—	$—	$21,684
Short-term investments:
Commercial paper	$—	$11,374	$—	$11,374
U.S. government agency securities	—	5,971	—	5,971
Total short-term investments	$—	$17,345	$—	$17,345
Total assets measured at fair value	$21,684	$17,345	$—	$39,029

Liabilities:
Warrant liability	$—	$141	$—	$141
Earnout liability	—	—	93	93
Total liabilities measured at fair value	$—	$141	$93	$234

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$10,437	$—	$—	$10,437
Total cash equivalents	$10,437	$—	$—	$10,437
Short-term investments:
U.S. government agency securities	$—	$2,493	$—	$2,493
Corporate debt securities	—	1,210	—	1,210
Total short-term investments	$—	$3,703	$—	$3,703
Total assets measured at fair value	$10,437	$3,703	$—	$14,140

Liabilities:
Warrant liability	$—	$440	$—	$440
Earnout liability	—	—	920	920
Total liabilities measured at fair value	$—	$440	$920	$1,360
Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments consist of investment securities with original maturities greater than three months but less than twelve months and are included as current assets in the condensed consolidated balance sheets. For short-term investments, the fair value as of September 30, 2023 and December 31, 2022 approximates amortized cost basis.
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
Changes in Level 3 liabilities related to earnout liability measured at fair value for the nine months ended September 30, 2023 were as follows (in thousands):

Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$920
Gain on change in fair value of earnout liability	(827)
Balance as of September 30, 2023	$93

The gain on change in the fair value of the earnout liability was shown in the condensed consolidated statement of operations and comprehensive income (loss).
Note 5. Inventories
Inventories consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$1,862	$1,179
Work-in-process	1,096	1,141
Finished goods	953	665
Total inventories	$3,911	$2,985
Inventories are carried and depicted above at the lower of cost or net realizable value. Write-downs were $0.4 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. Write-downs were $0.4 million for each of the three and nine months ended September 30, 2022.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$1,214	$2,533
Other prepaid expenses	946	1,376
Deferred transaction costs	—	993
Payroll tax receivable	—	865
Other current assets	151	505
Total prepaid expenses and other current assets	$2,311	$6,272

Note 7. Property and Equipment, Net
Property and equipment, net, consists of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Machinery and equipment	$2,786	$1,445
Automobiles	101	101
Leasehold improvements	235	189
Computer and equipment	116	116
Total property and equipment	3,238	1,851
Less: accumulated depreciation and amortization	(1,239)	(869)
Total property and equipment, net	$1,999	$982
Depreciation and amortization related to property and equipment was immaterial and $0.4 million for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization related to property and equipment was immaterial and $0.2 million for the three and nine months ended September 30, 2022, respectively.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll	$1,964	$1,300
Accrued expenses and taxes	825	375
Deferred revenue	572	525
Warranty reserve	48	65
Total accrued expenses and other current liabilities	$3,409	$2,265
Note 9. Debt
Trinity Loan Agreement
On January 4, 2022, Legacy Cepton entered into a loan and security agreement and subsequent amendments (“Trinity Loan Agreement”) with Trinity Capital Inc. (“Trinity”) to borrow up to $25.0 million through January 1, 2023 at a floating per annum rate equal to the greater of (i) 10.75% or (ii) the prime rate plus 7.0%. The loan had a maturity date of February 1, 2026. In connection with the Trinity Loan Agreement, Legacy Cepton issued a warrant to purchase 96,998 shares of Legacy Cepton’s common stock with an exercise price of $16.89 per share (see Note 14). The fair value of the warrant was estimated to be $1.3 million on the date of issuance. On January 4, 2022, Legacy Cepton borrowed $10.0 million under the agreement, incurring $0.3 million in transaction costs which were accounted for as a debt discount. Legacy Cepton also recognized a pro rata portion of the warrant fair value as a debt discount related to the $10.0 million loan. Amortization of debt discounts, in accordance with the effective interest method, are recorded as interest expense in the accompanying condensed consolidated statement of operations and comprehensive income (loss) during 2022. Obligations under the Trinity Loan Agreement were secured by interests in substantially all of the Company’s assets. The agreement contained customary affirmative and negative covenants.
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
For the nine months ended September 30, 2023, the Company recognized $0.3 million in interest expense in connection with the borrowings under the Secured Term Loan Agreement. Additionally, the Company recognized a $0.8 million foreign currency transaction loss on repayment using the applicable exchange rate on January 24, 2023 and a $1.1 million loss on extinguishment of debt.
Note 10. Convertible Preferred Stock
Convertible Preferred Stock Prior to Business Combination
Prior to the Business Combination, Legacy Cepton had shares of $0.00001 par value Series A, Series B, Series B-1, and Series C preferred stock outstanding, all of which were convertible into shares of common stock of Legacy Cepton on a 1:1 basis, subject to certain anti-dilution protections. Upon the closing of the Business Combination on February 10, 2022, each share of convertible preferred stock issued and outstanding was converted into shares of common stock at the Exchange Ratio. As discussed in Note 2, the Company has retroactively adjusted the shares issued and outstanding prior to February 10, 2022 to give effect to the Exchange Ratio.
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
As of September 30, 2023, the Company had authorized 5,000,000 shares of preferred stock, each with a par value of $0.00001. As of September 30, 2023, there were 100,000 shares of preferred stock issued and outstanding.
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
Liquidation Rights

In the event of any Liquidation, holders of the Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Preferred Stock were converted into common stock. The Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of September 30, 2023, the Liquidation Preference of the Preferred Stock was $103.0 million.
Conversion Feature
The Preferred Stock may be converted, at any time in whole or in part at the option of the holder, beginning on January 19, 2024, into shares of the Company’s common stock equal to the quotient obtained by dividing the sum of the Liquidation Preference by the conversion price of $25.85 (the “Conversion Price”), as adjusted to reflect the Reverse Stock Split.
Anti-Dilution Provisions
The Conversion Price of the Preferred Stock has customary anti-dilution provisions for stock splits, stock dividends, sales of shares through a tender or exchange offer, including under the Purchase Agreement with Lincoln Park (as defined below), subject to customary exceptions for issuances pursuant to current or future equity-based incentive plans or arrangements (including upon the exercise of employee stock options).
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
Note 11. Stockholders’ Equity (Deficit)
Common Stock
Holders of Legacy Cepton’s common stock were entitled to one vote per share, and to receive dividends when, as and if declared by the board of directors, and, upon liquidation or dissolution, were entitled to receive all assets available for distribution to stockholders. The holders had no preemptive or other subscription rights and there were no redemption or sinking fund provisions with respect to such shares. Upon the closing of the Business Combination on February 10, 2022, each share of Legacy Cepton common stock issued and outstanding was converted into common stock of the Company at the Exchange Ratio.
As of September 30, 2023, the Company had authorized 35,000,000 shares of common stock, each with a par value of $0.00001. As of September 30, 2023, there were 15,846,935 shares of common stock issued and outstanding. See Note 1 Basis of Presentation and Principles of Consolidation for more information regarding the Reverse Stock Split and Authorized Shares Reduction and the retroactive adjustment therefor in this Report.

Lincoln Park Transaction
On November 24, 2021, Legacy Cepton entered into a purchase agreement with Lincoln Park Capital LLC (“Lincoln Park” or “LPC”), pursuant to which Lincoln Park has agreed to purchase up to $100.0 million of common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period (the “Purchase Agreement”) after the consummation of the Business Combination and certain other conditions set forth in the Purchase Agreement. The Company may, from time to time and at its sole discretion, direct Lincoln Park to purchase common stock in accordance with daily dollar thresholds as determined within the Purchase Agreement. The purchase price per share for common stock will be the lower of: (i) the lowest trading price for shares of common stock on the market in which it is listed, on the applicable purchase date and (ii) the average of the three (3) lowest closing sale price for common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date. In consideration for entering into the Purchase Agreement, the Company issued, as a commitment fee, 5,000 shares of common stock to Lincoln Park on the date of the closing of the Business Combination and subsequently an additional 15,000 shares of common stock 180 days after the date of the closing of the Business Combination.
As of September 30, 2023, 114,251 shares of common stock had been sold in aggregate to Lincoln Park under the Purchase Agreement for consideration of $1.7 million. For the three and nine months ended September 30, 2023, no shares of common stock were sold to Lincoln Park under the Purchase Agreement. For the three and nine months ended September 30, 2022, 112,132 and 114,251 shares of common stock, respectively, were sold to Lincoln Park under the Purchase Agreement.
Class F Stock
Holders of Legacy Cepton’s Class F stock were entitled to the same voting rights as the equivalent number of common stock on an as-converted basis, and to receive dividends when, as and if declared by the board of directors. The holders had conversion rights for conversion into shares of common stock and preferred stock. The holders were subject to vesting terms wherein each holder acquired a vested interest in the stock over a service period of four years. Upon the closing of the Business Combination on February 10, 2022, each share of Legacy Cepton’s Class F stock issued and outstanding was converted to common stock of the Company at the Exchange Ratio.
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
On February 10, 2022, the Company adopted the 2022 Stock Plan (the “2022 Plan”) under which 1,512,314 shares of the Company’s common stock, as adjusted to reflect the Reverse Stock Split, were reserved for issuance to employees, nonemployee directors, consultants, and advisors. Per the terms of the 2022 Plan, in the event any Post Conversion Awards issued and outstanding under the 2016 Plan are cancelled, terminated, or expire, said number of shares will be made available for issuance under the 2022 Plan. The share limit shall automatically increase on the first trading day in January of every calendar year during the term of the 2022 Plan, by an amount equal to the lesser of (i) two percent (2%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of common stock as may be established by the board of directors. As of September 30, 2023, as adjusted to reflect the Reverse Stock Split, there were 1,007,264 shares of common stock reserved for issuance under the 2022 Plan.

Incentive Stock Options and Nonqualified Stock Options
A summary of the Company’s employee and nonemployee stock option activity for the nine months ended September 30, 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	1,426,132	$21.45	6.5	$6,486
Granted	8,500	$4.45
Exercised	(21,992)	$1.00
Expired/Forfeited	(71,827)	$36.86
Outstanding as of September 30, 2023	1,340,813	$20.85	5.8	$1,028
Exercisable as of September 30, 2023	1,119,579	$16.88	5.4	$1,028
Vested and expected to vest as of September 30, 2023	1,340,813	$20.85	5.8	$1,028
During the nine months ended September 30, 2023, the estimated weighted-average grant date fair value of options granted was $2.03 per share. As of September 30, 2023, there was $5.0 million of unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted-average period of 1.4 years. The total intrinsic value of options exercised during the nine months ended September 30, 2023 was $0.1 million. The Company recognizes forfeitures as they occur.
Restricted Stock Units
Each restricted stock unit (“RSU”) granted under the 2022 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over a period of one to four years based on fulfilling a service condition. The fair value of a RSU is equal to the fair value of the Company’s common stock on the date of grant.
A summary of the Company’s RSU activity for the nine months ended September 30, 2023 is presented below:

	Shares	Weighted Grant Date Fair Value
Outstanding as of December 31, 2022	470,868	$25.66
Granted	489,762	$10.19
Released	(167,211)	$25.74
Forfeited	(63,471)	$16.58
Outstanding as of September 30, 2023	729,948	$16.05
As of September 30, 2023, there was $9.3 million of unrecognized stock-based compensation expense related to unvested RSUs expected to be recognized over a weighted-average period of 2.3 years. The total intrinsic value of RSUs outstanding at September 30, 2023 was $2.8 million. The Company recognizes forfeitures as they occur.
Performance-based Stock units

Each performance-based stock unit (“PSU”) granted under the 2022 Plan represents a right to receive one share of the Company’s common stock upon satisfaction of the performance-based conditions applicable to the PSU. There were no PSUs issued during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company granted 12,300 PSUs under the 2022 Plan, with 6,600 PSUs in the first tranche and 5,700 PSUs in the second tranche. Each grant consisted of two market-based vesting tranches, with the first tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the closing price of the Company’s common stock exceeds $150.00 per share or (ii) the Company’s market capitalization exceeds $2.1 billion; and the second tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either

(i) the closing price of the Company’s common stock exceeds $175.00 per share or (ii) the Company’s market capitalization exceeds $2.5 billion, provided in each case that the applicable stock price or market capitalization goal must be achieved no later than February 10, 2025 for the applicable tranche to vest, and provided further that the vesting of each tranche is subject to the grantee’s continued employment with the Company through the day on which the applicable goal is achieved.
The fair value of the PSUs at valuation date was determined using a Monte Carlo valuation model that utilizes significant assumptions, including expected volatility, dividend yield, stock price as of the valuation date, market capitalization targets and the corresponding share price targets necessary for each tranche of PSUs to vest, expected life, and risk-free rate.
The fair value of the PSUs at valuation date was $0.1 million with weighted-average grant date fair value of $9.77, amortizing over a derived service period of 21 and 22 months for each tranche, respectively. As of September 30, 2023, unrecognized stock-based compensation expense related to PSU’s was immaterial, which was expected to be recognized over a weighted-average period of 1.4 years.
Stock-Based Compensation
For the three and nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$45	$42	$149	$145
Research and development expense	1,148	1,269	3,518	3,250
Selling, general and administrative expense	1,142	1,057	3,322	2,559
Total stock-based compensation expense	$2,335	$2,368	$6,989	$5,954
For the three months ended September 30, 2023 and 2022, the Company capitalized $42 thousand and $42 thousand, respectively, of stock-based compensation expense into inventory. For the nine months ended September 30, 2023 and 2022, the Company capitalized $0.1 million and $0.1 million, respectively, of stock-based compensation expense into inventory. There were no modifications during the three and nine months ended September 30, 2023, or during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recognized additional stock-based compensation expense of $0.3 million as a result of modification of a cancelled option of a nonemployee.
Note 13. Earnout Liability
In addition to the shares issued upon closing of the Business Combination (see Note 2), additional contingent shares (“Earnout Shares”) are payable to each holder of common stock and/or options receiving consideration in the Business Combination, in the amounts set forth below (as adjusted to reflect the Reverse Stock Split):

(a)
If the closing price of the Company’s common stock equals or exceeds $150.00 per share for any 20 trading days within any consecutive 30-trading day period that occurs after the Closing Date and on or prior to the three-year anniversary of the Closing Date, then, the Company will issue to each holder of common stock that is entitled to Earnout Shares a number of shares of common stock equal to such holder’s pro rata portion of 700,000 shares.

(b)
If the closing price of the Company’s common stock equals or exceeds $175.00 per share for any 20 trading days within any consecutive 30-trading day period that occurs after the Closing Date and on or prior to the three-year anniversary of the Closing Date, the Company will issue to each holder of common stock that is entitled to Earnout Shares a number of shares of common stock equal to such holder’s pro rata portion of 600,000 shares.

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
The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant periods:

	September 30, 2023	December 31, 2022
Current stock price	$3.80	$12.70
Expected volatility	117.0%	79.0%
Risk-free interest rate	5.32%	4.42%
Expected term (in years)	1.4	2.1
Expected dividend yield	0%	0%
Current stock price: the stock price was based on the closing price as of the valuation date, as adjusted to reflect the Reverse Stock Split.
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
As of September 30, 2023, the balance of the earnout liability was approximately $0.1 million. For the three and nine months ended September 30, 2023, the Company recorded an immaterial gain and a gain of $0.8 million, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability. For the three and nine months ended September 30, 2022, the Company recorded a loss of $1.4 million and a gain of $70.9 million, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability.
Note 14. Warrants
Common Stock Warrants Assumed in Business Combination
As part of GCAC’s initial public offering, 8,625,000 Public Warrants were sold. The terms of outstanding warrants and equity-based awards (including exercise price and number of shares issuable thereunder) were proportionately adjusted to reflect the Reverse Stock Split. The as-adjusted terms of the Public Warrants provide that every ten shares of common stock that could have been purchased pursuant to the exercise of warrants prior to the Effective Date represent one share of common stock that may be purchased pursuant to such warrants following the Effective Date. The exercise price for each warrant following the Effective Date equals the product of 10 multiplied by the exercise price prior to the Effective Date; accordingly, the exercise price for the Company’s warrants is $115.00 following the Effective Date. The Public Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Public Warrants are listed on Nasdaq under the symbol “CPTNW”.
The Company may redeem the Public Warrants when exercisable, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides not less than 30 days’ prior written notice of redemption to each warrant holder, and only if the reported last sale of common stock equals or exceeds $180.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

Simultaneously with GCAC’s initial public offering, GCAC consummated a private placement of 5,175,000 Private Placement Warrants with the Sponsor. The Private Placement Warrants are identical to the Public Warrants, including with respect to the Reverse Stock Split adjustments described above, except that the Private Placement Warrants and the shares of common stock issuable upon exercise were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable so long as they are held by the initial purchasers or such purchaser’s permitted transferees. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company concluded the Private Placement Warrants meet the criteria for liability classification due to the existence of a settlement provision that adjusts the settlement amount based on who the holder of the warrant is (i.e., permitted vs. non-permitted transferees). This provision causes the Private Placement Warrants to not be indexed to the Company’s own shares, resulting in liability classification. Upon consummation of the Business Combination, the fair value of the Private Placement Warrants was recorded at a value of approximately $2.6 million. The fair value of the Private Placement Warrants was remeasured on September 30, 2023 at $0.1 million. For the three and nine months ended September 30, 2023, the Company recorded a gain of $0.2 million and $0.3 million, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability. For the three and nine months ended September 30, 2022, the Company recorded an immaterial loss and a gain of $1.8 million, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability.
Common Stock Warrants Issued with Borrowings
In August 2019, Legacy Cepton entered into a loan and security agreement (“2019 Loan Agreement”) with Silicon Valley Bank (“SVB”) that allowed for borrowings of up to $5.0 million under a term loan through July 31, 2020 (which was repaid in February 2020). In connection with the 2019 Loan Agreement, Legacy Cepton issued detachable warrants (“SVB warrants”) to purchase an aggregate of 60,000 shares of Legacy Cepton’s common stock. Immediately prior to the consummation of the Business Combination, the SVB warrants were net exercised and subsequently converted into shares of common stock of the Company.
On January 4, 2022, in connection with the Trinity Loan Agreement, Legacy Cepton issued a warrant (“Trinity warrants”) to purchase 96,998 shares of Legacy Cepton’s common stock with an exercise price of $16.89 per share. The warrant was immediately exercisable and expires on January 4, 2032. The Company concluded the warrant meets the criteria for liability classification due to the existence of contingent settlement provisions that could result in holders receiving differing amounts of shares depending on the Company’s stock price or the price paid in a change of control. Because the settlement is not solely determined by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event, this causes the warrant to not be indexed to the Company’s own shares, resulting in liability classification. The fair value of the warrant was initially estimated to be $1.3 million using the Black-Scholes valuation model. Immediately prior to the consummation of the Business Combination, the Trinity warrants were net exercised and subsequently converted into shares of common stock of the Company. For the nine months ended September 30, 2022, the Company recorded a gain of $0.7 million in the condensed consolidated statement of operations and comprehensive income (loss) for the exercise of the Trinity warrants.
Note 15. Income Taxes
The Company conducts its business globally and its operating income is subject to varying rates of tax in the U.S., Canada, Germany, Hong Kong, China, and the United Kingdom. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region.
The Company’s provision for income taxes was immaterial for each of the three and nine months ended September 30, 2023 and 2022. The Company continues to maintain a full valuation allowance against its U.S. federal and state deferred tax assets.
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
The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$803	$388	$2,271	$1,129
Variable lease cost	202	210	610	631
Total operating lease cost	$1,005	$598	$2,881	$1,760
Supplemental cash flow information for the nine months ended September 30, 2023 and 2022 related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$1,774	$1,358
Right of use assets obtained in exchange for lease obligations:
Operating leases	$11,190	$1,827
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets:
Operating lease right-of-use assets, current	$—	$121
Operating lease right-of-use assets, non-current	10,457	324
Total operating lease right-of-use assets	$10,457	$445
Operating lease liabilities:
Operating lease liabilities, current	$1,784	$211
Operating lease liabilities, non-current	9,217	281
Total operating lease liabilities	$11,001	$492

The non-current portion of the operating lease right-of-use assets was recorded in other assets in the condensed consolidated balance sheets.
Weighted-average remaining term and discount rates were as follows (term in years):

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term	4.51	3.06
Weighted-average discount rate	14.48%	13.78%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,
2023	$790
2024	3,250
2025	3,328
2026	3,324
Thereafter	4,215
Total undiscounted lease payments	$14,907

Present value adjustment for minimum lease commitments	(3,905)
Net lease liabilities	$11,002
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
The Company records accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. There were no material accruals for loss contingencies associated with such legal claims, actions or litigation as of September 30, 2023.
Note 18. Related Party Transactions
Investment Agreement and Investor Rights Agreement with Koito
On October 27, 2022, the Company entered into the Investment Agreement with Koito pursuant to which, among other things, at the closing of the transactions, and based on the terms and subject to the conditions set forth therein, the Company issued and sold to Koito 100,000 shares of Preferred Stock for a purchase price of $100.0 million. The issuance and sale of the Preferred Stock and related matters were approved by the Company’s stockholders on January 11, 2023, and the Preferred Stock issued to Koito on January 19, 2023. See Note 10 to the condensed consolidated financial statements for further information. At the closing of the issuance of the Preferred Stock, the Company and Koito entered into the Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, the Company ensured that two designees of Koito sat on the Company’s board of directors immediately following the issuance of the Preferred Stock. The Investor Rights Agreement also provides for certain investor consent, preemptive, registration, and termination rights, which contain certain provisions that limit the Company’s ability to access additional sources of funding without Koito’s consent.
Secured Term Loan Agreement with Koito

Concurrently with the execution of the Investment Agreement, the Company entered into a Secured Term Loan Agreement with Koito to borrow Japanese Yen ¥5.8 billion (approximately $39.4 million). On January 24, 2023, the Company repaid all outstanding principal and accrued interest under the Secured Term Loan Agreement. See Note 9 to the condensed consolidated financial statements for further information.
Transactions with Koito
Koito is an automotive tier 1 partner and investor of the Company. Sales to Koito were $2.1 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. Sales to Koito were $4.2 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively. Accounts receivable from Koito were $0.8 million as of September 30, 2023 and $1.0 million as of December 31, 2022.
Note 19. Basic and Diluted Net Income (Loss) Per Share
The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The Company was in a net loss position for the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022. The Company was in a net income position for the nine months ended September 30, 2022. The Company considers its Preferred Stock outstanding as of September 30, 2023 to be participating as holders of such securities have non-forfeitable dividend rights in the event of the declaration of a dividend for shares of common stock. When the Company is in a net loss position, the net loss attributable to common stockholders is not allocated to the Preferred Stock under the two-class method as these securities do not have a contractual obligation to share in losses. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding. When there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table present reconciliations of the denominators of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Denominator:
Weighted-average common shares outstanding – Basic	15,834,152	15,568,941	15,750,586	14,274,416
Stock options to purchase common stock and RSUs (1)	—	—	—	930,427
Weighted-average common shares outstanding – Diluted	15,834,152	15,568,941	15,750,586	15,204,843

(1)	Includes the weighted-average unvested shares subject to repurchase of 782 shares as of the nine months ended September 30, 2022.
The following common stock equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock and RSUs	1,672,055	1,034,469	1,850,720	500,219
Preferred Stock on an as-converted basis	3,984,232	—	3,984,232	—
Total	5,656,287	1,034,469	5,834,952	500,219
As of September 30, 2023 and 2022, 1,300,000 Earnout Shares were excluded from the table above because the shares are considered contingently issuable and the required common share price milestones were not achieved as of September 30, 2023 and 2022. As of September 30, 2023 and 2022, 13,800,000 common stock warrants (which are exercisable for an aggregate of 1,380,000 shares of common stock) were excluded from the table above as no shares were issuable under the treasury stock method of computing diluted earnings per share.

Note 20. Segments
The Company conducts its business in one operating segment that develops and produces lidar sensors for use in automotive and smart infrastructure industries. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis, accompanied by disaggregated information about sales and gross margin by product group. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Long-lived assets of the Company located in its country of domicile, the United States, are approximately 79%.
Note 21. Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through November 13, 2023, the issuance date of the condensed consolidated financial statements, and determined there are no other transactions that require additional accounting or disclosure.

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
On September 18, 2023, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to effect the Reverse Stock Split (as described in Note 1 to the condensed consolidated financial statements in this Report). The historical share and per share information included herein have been adjusted to reflect the Reverse Stock Split.
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
Based on this approach, we have gained acceptance for our technology in the automotive market. In 2019, following approximately three years of rigorous engagement and working alongside our automotive tier 1 partner, Koito, we were awarded a significant ADAS lidar series production award from General Motors (“GM”) through Koito. This award includes multiple platforms and vehicle models.
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
Market Conditions
The global economy, including the financial and credit markets, continues to experience significant volatility and disruptions and has been impacted by increases in inflation rates, the ongoing conflicts in Ukraine and the Middle East, rising fuel prices, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of broader macroeconomic conditions on our business is dynamic and cannot be predicted.

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
Series Production Awards in the Automotive Market
An important part of our mission is to deploy high performance, mass-market lidar in the automotive market. Within the automotive market, we believe that passenger car ADAS applications represent the largest opportunity but also have the most stringent requirements for reliability, cost, and performance. Major automotive original equipment manufacturers (“OEMs”) typically undergo several years of planning, technology selection, and vehicle integration work before introducing new and important technologies in their vehicle offerings. We anticipate that lidar, as a new sensor that improves safety and enhances autonomy, will undergo the same technology introduction and validation process as similar technologies in the past, such as anti-lock braking systems or stability control systems. The number of vehicle platforms and vehicle models that will be equipped with lidar will depend on OEM product planning, vehicle integration, and marketing schedules. Once a lidar supplier is chosen, the number of awarded vehicle platforms and vehicle models is likely to increase over time. This is because the development efforts of integrating lidar into the OEM’s product offerings is leveraged across multiple vehicle classes and platforms to maximize the OEM’s return on investment.
For example, our series production award through Koito for GM’s ADAS program initially included four vehicle models and was subsequently updated to include nine vehicle models spanning different classes of vehicles from luxury sedans to mid-level passenger cars to SUVs and trucks. These vehicles include traditional internal combustion engine types as well as electric drive train types. We expect additional vehicle models to be added to this series production award over time.
Due to recent headwinds in the automotive industry, the start of production of the GM series production award has been delayed. As a result, we have temporarily suspended production at our own facilities and at our contract manufacturers’ facilities to account for the delays. If future planned targets of our series production award are not realized, or if GM were to terminate or significantly alter or further delay its series production program and/or alter its relationship with us or with Koito in a manner that is adverse to us, our business would be adversely affected. Similarly, if we are unable to maintain our relationship with Koito, or the terms of our arrangement with Koito with respect to the GM program differs from our expectations, including with respect to volume, pricing, and timing, then our business and prospects would be materially adversely affected.
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
In the case of our series production award from GM through Koito, we are working with our tier 1 partner, Koito, in order to effectively manage supply chain, component costs, and manufacturing costs to meet margin expectations at scale. Pursuant to our arrangement with Koito, we license our technology and sell components to Koito, who can manufacture and sell lidars using our technology. Following the start of series production, we expect our gross margin to rapidly increase as material costs decrease and fixed manufacturing overhead costs are absorbed over larger production volumes and as other economies of scale are achieved.
In the smart infrastructure space, the average selling price of a lidar solution may be higher than that in the automotive space due to a number of reasons, such as unit volume, level of customization, and additional software content. At the same time, the cost of production is also higher due to lower production volumes and higher levels of system integration requirements.
We have experienced supply chain shortages and longer lead times for some of our products in recent years. Our costs and margins may be impacted by such shortages and longer lead times, which may lead to significant mismatches between supply and demand, give rise to product shortages for both us and our customers, and make our demand forecast more uncertain. Further, in preparation for the start of series production, which has been delayed as discussed above, lead time for some of our products may increase as our suppliers resume production or increase their manufacturing capabilities to meet the volume and quality requirements for components demanded by us, which may constrain our ability to meet customer demand in the short term. Higher production volume may lead to short term increases in our product costs and decreases in gross margin resulting from additional components and quality control costs required to deliver high-quality, consistent products to our customers at scale volume.
During fiscal year 2023 and 2022, we made continued efforts in broadening our supply base to support our growth and better serve customer demand. Market conditions discussed above have strained global supply chains and could result in a shortage of key materials that our suppliers require to satisfy our needs. While we have seen improvements recently, we expect continued supply constraints for some of our products, through the end of fiscal year 2023 and potentially beyond. We have placed orders for certain supply in advance of our historical lead times, paid premiums to secure future supply and capacity, and may need to continue to do so in the future. Placing orders in advance of our historical lead times to secure supply in a constrained environment may result in excess inventory, cancellation penalties, or other charges if there is a partial or complete reduction in long-term demand for our products. These actions may also increase our product costs and decrease gross margin, in addition to increased overall costs as a result of rising inflation. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact our gross margin.
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

Lidar sensor and prototype revenue is primarily derived from the sale of components and license of technologies to tier 1 suppliers for mass market ADAS applications in the automotive market and the sale of lidar sensors directly to end-user customers in the smart infrastructure markets. We anticipate strong revenue growth in the foreseeable future as we continue to form strategic partnerships and as the primary source of revenue shifts from prototype sales to sales of commercialized production-ready lidar sensors. However, in light of the recent delay and our temporary suspension of production for GM’s ADAS program, we expect revenue to decrease until the program is resumed.

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

Revenue is primarily derived from the sale of components and license of technologies to tier 1 suppliers for mass market ADAS applications in the automotive market and the sale of lidar sensors directly to end-user customers in the smart infrastructure markets. Our lidar sensors are used in applications such as advanced driver assistance systems, autonomous vehicles, and intelligent transportation systems. Our customers include leading OEMs and suppliers within the automotive and smart infrastructure industries.
Cost of Revenue

Cost of revenue includes the manufacturing cost of our lidar sensors and components, which primarily consists of personnel-related costs directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturers and vendors. Our cost of revenue also includes cost of component inventory, product testing costs, an allocated portion of overhead costs, warranty expense, excess and obsolete inventory, and shipping costs. Development cost of revenue includes personnel-related costs incurred in the completion of the development projects. We expect cost of revenue to increase in absolute dollars in future periods, in particular when we begin series production as part of GM’s ADAS program; Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our cost of revenue.
Gross Margin
Our gross margin in future periods will depend on a variety of factors including market conditions that may impact our pricing; product mix changes between established products and new products; excess and obsolete inventories; our cost structure for manufacturing operations, including third-party manufacturers, relative to volume. Our gross margin varies by product. We expect our gross margins to fluctuate over time, depending on the factors described above. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact our gross margin. When we begin series production as part of GM’s ADAS program, we expect gross margin to decrease initially, followed by an increase in gross margin as unit volumes increase.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel-related costs, material expenses, permits, licenses, and professional services costs directly associated with our research and development activities. The remainder primarily relates to the allocated portion of overhead costs. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our lidar sensors. We expense research and development costs as incurred. We expect our research and development expenses to decrease in the short term as research and development projects mature into production; however, we expect our research and development expenses to increase in the long term as we increase our investment in software development to broaden the capabilities of our solutions and introduce new products and features.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of personnel-related costs, professional services costs, and advertising expenses directly associated with our sales and general and administrative activities. The remainder primarily relates to the allocated portion of overhead costs. We expect our selling expenses to increase in the long term as we hire additional sales personnel, increase our marketing activities, grow our domestic and international operations, and build brand awareness. We also expect to increase the size of our general and administrative function to support the foregoing as well as the growth of our business.
Gain (Loss) on Change in Fair Value of Earnout and Warrant Liabilities
The gain (loss) on the change in fair value of earnout and warrant liabilities consists of the change in fair value of earnout and warrant liabilities assumed in connection with the Business Combination as well as the change in fair value of other warrant liability. We expect continued financial statement volatility from the fair value adjustments at the end of each reporting period or until the Earnout Shares are issued upon the attainment of common share price milestones or through the exercise of the warrants.
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
Provision for Income Taxes
Our provision for income taxes consists of federal, state, and foreign current and deferred income taxes. Significant changes to the scale and scope of our business activities in the United States and foreign countries may increase our overall provision for income taxes in the future.
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

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended September 30,		Change $	Change %	Nine Months Ended September 30,		Change $	Change %
	2023	2022			2023	2022
	(dollars in thousands)
Lidar sensor and prototype revenue	$3,802	$1,778	$2,024	114%	$7,813	$4,642	$3,171	68%
Development revenue	31	26	5	19%	292	1,207	(915)	(76%)
Total revenue	$3,833	$1,804	$2,029	112%	$8,105	$5,849	$2,256	39%

Lidar sensor and prototype cost of revenue	3,339	1,872	1,467	78%	7,135	5,608	1,527	27%
Development cost of revenue	—	3	(3)	NA	116	600	(484)	(81%)
Total cost of revenue	3,339	1,875	1,464	78%	7,251	6,208	1,043	17%
Gross profit (loss)	494	(71)	565	NM	854	(359)	1,213	NM

Operating expenses:
Research and development	6,706	8,227	(1,521)	(18%)	23,309	24,368	(1,059)	(4%)
Selling, general, and administrative	6,136	6,722	(586)	(9%)	19,052	21,954	(2,902)	(13%)
Total operating expenses	12,842	14,949	(2,107)	(14%)	42,361	46,322	(3,961)	(9%)
Operating loss	(12,348)	(15,020)	2,672	(18%)	(41,507)	(46,681)	5,174	(11%)
Other income (expenses):
Gain (loss) on change in fair value of earnout liability	91	(1,440)	1,531	NM	827	70,868	(70,041)	(99%)
Gain (loss) on change in fair value of warrant liability	169	(135)	304	NM	299	2,549	(2,250)	(88%)
Foreign currency transaction loss, net	(7)	—	(7)	NA	(757)	—	(757)	NA
Loss on extinguishment of debt	—	—	—	NA	(1,123)	—	(1,123)	NA
Other income (expense), net	2	(493)	495	NM	23	(487)	510	NM
Interest income (expense), net	799	(318)	1,117	NM	2,015	(1,597)	3,612	NM
(Loss) income before income taxes	(11,294)	(17,406)	6,112	(35%)	(40,223)	24,652	(64,875)	NM

Provision for income taxes	—	(5)	5	NA	(3)	(21)	18	(86%)
Net (loss) income	$(11,294)	$(17,411)	$6,117	(35%)	$(40,226)	$24,631	$(64,857)	NM

NA: Not applicable
NM: Not meaningful
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue
Lidar sensor and prototype revenue increased by $2.0 million, or 114%, to $3.8 million for the three months ended September 30, 2023, from $1.8 million for the three months ended September 30, 2022. Approximately $1.4 million of the increase was driven by new products sold, $0.4 million was driven by an increase in lidar sales volume and $0.2 million was driven by an increase in lidar sensor average sales price.

Change in development revenue was immaterial from the three months ended September 30, 2022 to the three months ended September 30, 2023.
Lidar sensor and prototype revenue increased by $3.2 million, or 68%, to $7.8 million for the nine months ended September 30, 2023, from $4.6 million for the nine months ended September 30, 2022. Approximately $2.1 million of the increase was driven by new products sold, $0.7 million was driven by an increase in lidar sensor average sales price and $0.5 million was driven by an increase in lidar sales volume.
Development revenue decreased by $0.9 million, or 76%, to $0.3 million for the nine months ended September 30, 2023, from $1.2 million for the nine months ended September 30, 2022. The decrease was driven by timing of the satisfaction of performance obligations defined under active development work order projects.
Cost of Revenue
Lidar sensor and prototype cost of revenue increased by $1.5 million, or 78%, to $3.3 million for the three months ended September 30, 2023, from $1.9 million for the three months ended September 30, 2022. The increase was driven by a $1.7 million increase resulting from increased sales volume, partially offset by a $0.2 million decrease in standard costing adjustments due to increased production volume.
Change in development revenue cost of revenue was immaterial from the three months ended September 30, 2022 to the three months ended September 30, 2023.
Lidar sensor and prototype cost of revenue increased by $1.5 million, or 27%, to $7.1 million for the nine months ended September 30, 2023, from $5.6 million for the nine months ended September 30, 2022. The increase was driven by a $2.1 million increase resulting from increased sales volume, partially offset by a $0.6 million decrease driven by standard costing adjustments due to increased production volume.
Development cost of revenue decreased by $0.5 million, or 81%, to $0.1 million for the nine months ended September 30, 2023, from $0.6 million for the nine months ended September 30, 2022. The decrease in development cost of revenue resulted from the decrease in development revenue described above.
Operating Expenses
Research and development expense decreased by $1.5 million, or 18%, to $6.7 million for the three months ended September 30, 2023, from $8.2 million for the three months ended September 30, 2022, resulting primarily from a $1.3 million decrease in materials costs and a $0.2 million decrease in professional services costs.
Selling, general and administrative expense decreased by $0.6 million, or 9%, to $6.1 million for the three months ended September 30, 2023, from $6.7 million for the three months ended September 30, 2022, resulting primarily from a $0.3 million decrease in professional services costs and a $0.2 million decrease in insurance expense.
Research and development expense decreased by $1.1 million, or 4%, to $23.3 million for the nine months ended September 30, 2023, from $24.4 million for the nine months ended September 30, 2022, resulting primarily from a $1.8 million decrease in materials costs, a $0.3 million decrease in permits and licenses fees, partially offset by a $1.0 million increase in personnel costs.
Selling, general and administrative expense decreased by $2.9 million, or 13%, to $19.1 million for the nine months ended September 30, 2023, from $22.0 million for the nine months ended September 30, 2022, resulting primarily from $2.7 million in transaction costs related to the Business Combination attributable to liability-classified instruments in the prior year period and a $0.2 million decrease in travel expenses.
Gain (Loss) on Change in Fair Value of Earnout and Warrant Liabilities
The earnout liability was assumed in connection with the Business Combination. The change in fair value of the earnout liability changed into an immaterial gain position for the three months ended September 30, 2023, compared to a loss of $1.4 million for the three months ended September 30, 2022. This is primarily due to a decrease in the Company’s common stock price during the three months ended September 30, 2023, compared to an increase in the Company’s common stock price during the three months ended September 30, 2022.
The change in fair value of the warrant liability changed into a gain position of $0.2 million for the three months ended September 30, 2023, compared to a loss of $0.1 million for the three months ended September 30, 2022. This is primarily due to a decrease in the Company’s common stock price during the three months ended September 30, 2023, compared to an increase in the Company’s common stock price during the three months ended September 30, 2022.
The gain on change in fair value of the earnout liability decreased by $70.0 million for the nine months ended September 30, 2023. This is primarily due to a larger decrease in the Company’s common stock price during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023.
The gain on change in fair value of the warrant liability decreased by $2.3 million for the nine months ended September 30, 2023. This is primarily due to a larger decrease in the Company’s common share price during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023.
Foreign Currency Transaction Loss, Net
Change in foreign currency transaction loss, net was immaterial from the three months ended September 30, 2022 to the three months ended September 30, 2023.
Foreign currency transaction loss, net was $0.8 million for the nine months ended September 30, 2023 resulted from the repayment of the Secured Term Loan with Koito, which was denominated in Japanese Yen.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $1.1 million for the nine months ended September 30, 2023 resulted from repayment of the Secured Term Loan with Koito.
Other Income (Expense), Net
Other income (expense), net increased by $0.5 million for the three and nine months ended September 30, 2023, resulting from a $0.3 million expense related to the Business Combination and a $0.2 million expense on issuance of common stock to Lincoln Park incurred in 2022 that did not recur in 2023.
Interest Income (Expense), Net
Interest income (expense), net changed into a net interest income position of $0.8 million for the three months ended September 30, 2023, primarily due to increased interest income from the investment of the cash received from the issuance of Preferred Stock to Koito. Interest income (expense), net was a net interest expense of $0.3 million for the three months ended September 30, 2022, primarily due to interest expense on borrowings under the Trinity Loan Agreement in the prior year.
Interest income (expense), net changed into a net interest income position of $2.0 million for the nine months ended September 30, 2023, primarily due to increased interest income from the investment of the cash received from the issuance of Preferred Stock to Koito. Interest income (expense), net was a net interest expense of $1.6 million for the nine months ended September 30, 2022, primarily due to interest expense on borrowings under the Trinity Loan Agreement in the prior year.
Provision for Income Taxes
Our provision for income taxes remained consistent for each of the three and nine months ended September 30, 2023 and 2022. We provided a full valuation allowance on our net U.S. federal and state deferred tax assets for the three and nine months ended September 30, 2023 and 2022. For both reporting periods, we had U.S. federal and state tax-effected net operating loss carryforwards available to reduce future taxable income, of which post-2017 Federal net operating loss will be carried forward indefinitely and pre-2017 Federal net operating loss carryover and state net operating loss carryover will expire on varying dates.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2023, we had cash, cash equivalents, and short-term investments totaling $61.2 million, comprised of money market funds, commercial paper and U.S. government agency securities, all of which were available-for-sale securities held for working capital purposes. We believe that our current cash position, including our Purchase Agreement with Lincoln Park, will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.
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
On October 27, 2022, we entered into the Investment Agreement with Koito, pursuant to which, among other things, at the closing of the transactions, and based on the terms and subject to the conditions set forth therein, we issued and sold to Koito, 100,000 shares of the Preferred Stock, for a purchase price of $100.0 million. The issuance and sale of the Preferred Stock and related matters were approved by our stockholders on January 11, 2023, and the Preferred Stock was issued to Koito on January 19, 2023. The Preferred Stock will be convertible, beginning on January 19, 2024, into shares of our common stock at an approximate initial conversion price of $25.85 per share (subject to adjustment).
We have incurred negative cash flows from operating activities and significant operating losses in the past as reflected in our accumulated deficit of $126.3 million as of September 30, 2023. During the nine months ended September 30, 2023, we had negative cash flows from operating activities of $30.5 million. Although much of the negative cash flow resulted from continuing expenses related to research and development for product development, and continuing administrative expenses related to becoming a publicly traded company, we expect to continue to invest in research and development and generate operating losses in the future. In addition, our future capital requirements will depend on many factors, including our lidar sales volume and the timing of series production for automotive OEMs, the timing and extent of spending to support our research and development efforts in lidar technology, the expansion of sales and marketing activities, market adoption of new and enhanced products and features, and increased spending due to inflation and supply chain shortages. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. For example, the issuance of the Preferred Stock to Koito involves the issuance of preferred equity securities that rank senior to our common stock in the event of liquidation and include other rights and preferences senior to those of our common stock. In addition, the Preferred Stock is convertible into shares of our common stock and, upon conversion, will result in dilution to our stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. Our ability to raise additional funds through the issuance of debt or equity securities may be subject to Koito’s consent pursuant to the Investor Rights Agreement. For information regarding our cash requirements from lease obligations, see Notes 16 to the condensed consolidated financial statements included elsewhere in this Report.
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

Cash Flow Summary — Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):	(dollars in thousands)
Operating activities	$(30,526)	$(43,505)
Investing activities	(13,898)	(16,025)
Financing activities	54,623	59,207
Operating Activities
During the nine months ended September 30, 2023, our operating activities used $30.5 million in cash. We recorded a net loss of $40.2 million; however, this was offset by $8.6 million of non-cash income and expenses consisting primarily of stock-based compensation expense of $7.0 million, amortization of right-of-use assets of $1.2 million, loss on extinguishment of debt of $1.1 million, foreign currency transaction loss of $0.8 million, and depreciation and amortization of $0.4 million. These non-cash income items were partially offset by gains from the change in fair value of earnout and warrant liabilities of $1.1 million and other accretion of $0.7 million. During the nine months ended September 30, 2023, we generated net cash of $1.1 million from changes in our operating assets and liabilities resulting primarily from a $3.0 million decrease in prepaid expenses and other current assets due to amortization of our director and officers insurance policy, and a $1.1 million increase in accrued expenses and other current liabilities. These were offset by a $0.9 million increase in inventory as the Company made preparations for the start of series production prior to production being delayed, and a $0.8 million increase in accounts receivable driven by the increase in revenue, and a $0.8 million decrease in accounts payable due to timing of payments.
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
Investing Activities
During the nine months ended September 30, 2023, our investing activities used $13.9 million of cash, resulting primarily from purchases of short-term investments of $37.8 million and purchases of property and equipment of $1.3 million, partially offset by proceeds from maturities of short-term investments of $25.2 million.
During the nine months ended September 30, 2022, our investing activities used $16.0 million of cash, resulting primarily from purchases of short-term investments of $32.4 million and purchases of property and equipment of $0.6 million, partially offset by proceeds from the sales and maturities of short-term investments of $16.9 million.
Financing Activities
During the nine months ended September 30, 2023, our financing activities provided $54.6 million of cash consisting primarily of $99.9 million of net proceeds from the issuance of Preferred Stock to Koito, partially offset by the repayment of $45.2 million of short-term debt to Koito.
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
As discussed elsewhere in this Report, we completed the Business Combination on February 10, 2022. Prior to the consummation of the Business Combination, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report, our management concluded that our disclosure controls and procedures were not effective as of such date because of the material weaknesses in our internal control over financial reporting identified as of December 31, 2021 that continued to exist with respect to our internal control over financial reporting as of September 30, 2023:
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
Changes in Internal Control Over Financial Reporting
Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
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

3.4
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Cepton, Inc. (incorporated by reference to Exhibit 3.1 on Form 8-K filed by the Company on September 18, 2023).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Company on September 22, 2023).
10.1*++	Employment Agreement, dated September 18, 2023, between the Company and Mitchel Hourtienne.
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
* Filed herewith.
++ Indicates a management or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPTON, INC.

Date: November 13, 2023		/s/ Jun Pei
	Name:	Jun Pei
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023		/s/ Hull Xu
	Name:	Hull Xu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)