Form 10-K
period 2023-12-31
Cepton, Inc.
filed 2024-04-01
CIK 1498233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $40.8 million as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing sale price on The Nasdaq Capital Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 8, 2024, 15,920,917 shares of common stock, par value $0.00001, of the registrant were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or imply future events or trends or that are not statements of historical matters. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The Company cautions readers of this Report that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results to differ materially from the expected results. These factors include the information set forth in Part I, Item 1A, of this Report under the heading “Risk Factors”, which we encourage you to carefully read. Forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, anticipated recoveries related to our cancelled General Motors (“GM”) series production award with Koito Manufacturing Co., Ltd. (“Koito”), potential benefits and the commercial attractiveness to its customers of the Company’s products and services, statements regarding the new series production, the potential success of the Company’s marketing and expansion strategies, and the potential for the Company to achieve design awards, and statements regarding the potential transaction with Koito. These statements are based on various assumptions, whether or not identified in this Report, and on the current expectations of the Company’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.
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
As a Silicon Valley-based company led by recognized technical experts in the optical electronics field, technology innovation is at the core of our company. We developed a comprehensive lidar platform consisting of proprietary components including our breakthrough imaging technology and our system-on-chip lidar engine application-specific integrated circuit, a portfolio of automotive grade and industrial grade long-range and near-range lidars, a software layer enabling the integration of automotive functions, and feature rich perception software capabilities.

GM Project Cancellation and Letter of Intention
On December 11, 2023, Koito informed us that GM has decided to re-scope its ADAS product offerings and, as a result, all outstanding purchase orders from Koito to us that relate to the GM series production award have been cancelled. As is customary when an automotive program changes, we submitted project investment cost recovery related to the cancellation. See Note 18 to the Notes to Consolidated Financial Statements included in this Report for further information.
On December 21, 2023, we received a non-binding indication of interest from Koito to acquire (the “Proposed Transaction”) 100% of the outstanding shares of the Company not already owned by Koito or certain other potential rollover participants including Dr. Jun Pei, Cepton’s President and Chief Executive Officer (collectively, the “Rollover Participants”). Koito has stated in the indication of interest that the terms of any potential agreement between Cepton and Koito would be contingent on certain conditions, including, in particular, satisfactory completion of due diligence review, rollover by the Rollover Participants, retention of key employees, negotiation and agreement of transaction structure and transaction documents, approval of the Proposed Transaction by the board of directors of Koito, and approval by a simple majority vote of the outstanding shares of Cepton.

Our Board of Directors, through a special committee thereof, is currently evaluating Koito’s indication of interest within the context of the ongoing review of various alternatives and in consultation with any financial and legal advisors it may retain. No assurance can be given that a definitive transaction with respect to Koito’s indication of interest or any other potential transaction will eventually be consummated.

New Series Production

In March 2024, we, alongside our tier 1 partner, Koito, were notified of a new series production; however, the details have not yet been finalized.

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

To understand different lidar technologies and choices, it is important to break down the core functions of the lidar. One of the three significant functions of lidar is to transmit light into the environment (transmission) using a source. When the light falls on objects, part of the light is reflected back. The second key function of the lidar is to detect the light that is reflected back (detection) using a detector (also known as receiver). Light has a well-known speed of transmission, and by measuring the time between when the light is transmitted from the source and when it is received by the detector (time of flight), we can accurately measure the three-dimensional distance (range) of the object from the lidar. At the same time, the lidar can capture data not just from a single point source and detector but cover a 2D field of view either by scanning or other methods. This third function of lidar is referred to as “imaging” with different techniques offering varying image resolution. Choices of lidar technologies can therefore be evaluated based on how these three functions are achieved and how they balance the three key pillars for mass market deployment: performance, cost and reliability.

The principles around lidar illumination and detection have been researched extensively over many decades. To achieve high reliability and low cost, maximizing the use of commonly available and proven materials and components is important. This is especially true when those choices adequately achieve the performance level required for the targeted applications. We believe this is the case when it comes to illumination and detection, as a result of which we chose proven, mature technologies and low cost components, such as 905 nm wavelength edge-emitting laser diodes and vertical-cavity surface-emitting laser (VCSEL) for illumination, and silicon based avalanche photodiodes (APDs) and single photon avalanche diode (SPAD) for detection. We therefore chose to focus on innovation that enables the highest performance using mainstream technologies — our powerful lidar engine, application-specific integrated circuit (ASIC) for illumination control and detection, as well as our proprietary lidar point cloud processor ASIC chip, a highly integrated custom system on chip (SoC) designed to maximize the technical advantages of our patented lidar architecture to significantly improve point cloud quality while replacing several merchant silicon devices to dramatically reduce cost.

We believe that the key area of differentiation in lidar design today is how to form a 3D image efficiently — namely imaging, with high reliability and low cost. To achieve this objective, we invented and patented an imaging mechanism that leverages magnets to achieve near frictionless and full frictionless offerings. This mechanism enables autograde reliability, high performance, low power and compact form factor lidars. Our lidars use durable, inexpensive and commonly available materials, with the ability to scale up to high manufacturing volumes to achieve low cost.
We believe that our technology choices in system design and our focus on combining mature and proven solutions with state of the art innovation led us to overcome what we believe is the hardest challenge in developing lidar, thereby allowing us to offer lidar solutions with high performance and autograde reliability at competitive prices.
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

Illumination

We adopted 905nm wavelength infrared laser, which combine the commonly used illumination wavelength with low cost, autograde laser components that enable us to meet Class 1 eye safety requirements. Alternative illumination solutions available in the market include less mature 1550 nm fiber and tunable lasers, which have higher cost, require substantially more power to operate and are not easily qualified for automotive applications. We have also invested in VCSEL technology, which provides significant advantages, including superior beam quality and directional precision, essential for the accurate and reliable functioning of lidar systems in real-time vehicle navigation and obstacle detection. These lasers are distinguished by their efficiency and low power consumption, a critical feature that aligns with the energy-saving needs of electric vehicles. Through the incorporation of VCSEL technology, we are reinforcing our commitment to leading-edge lidar solutions, contributing to safety, efficiency, and performance in the automotive industry.
Detection

We selected direct time-of-flight based measurement of object distances using mature and commonly available receiver technologies such as APDs in our first generation of automotive lidar products. The simplicity and accuracy of this approach is well established, along with the low cost and ease of mass production. Coupled with the APDs, we use a proprietary custom ASIC, designed using proven silicon technologies and cost competitively manufactured with automotive qualified wafer fabs to implement advanced detection algorithms that are key to our performance advantages. We have also invested heavily into SPAD technology, which offers exceptional sensitivity to light, capable of detecting single photons to enable our lidar systems to achieve unparalleled detection performance at great distances. This heightened sensitivity facilitates more precise mapping and obstacle identification, crucial for ADAS and autonomous vehicle navigation. Moreover, SPADs are characterized by their fast response time and high timing resolution, allowing for rapid data processing and real-time feedback, essential for the dynamic environment of vehicular operation. Their robustness against environmental factors, including temperature fluctuations and light interference, further underscores their suitability for the automotive sector. By leveraging SPAD technology, we are not only enhancing the reliability and performance of our lidar solutions but also underscoring our commitment to innovation and safety. This positions us at the forefront of the automotive industry’s shift towards more advanced and secure navigation technologies.

Alternative detection modalities available in the market include those used with 1550 nm illumination, such as boutique components like InGaAs APDs which are more expensive and not proven for automotive applications. Finally, a more recent emerging technology used for detection is frequency modulated continuous wave, which is a significantly more complex system with higher cost, frame rate limitations and unproven automotive reliability. If some of these alternative technologies can meet long-range ADAS performance requirements, reliability and cost goals in the future, we have the option to integrate such technologies in our lidars
Imaging

Lidar imaging is an important area of innovation and differentiation for the Company. Our imaging technology provides an elegant and efficient solution. Our original Micro Motion Technology (MMT®) imaging mechanism, as well as our next generation MagnoSteerTM imaging mechanism, provide increased optical efficiency and performance of the system compared to competing scanning mechanisms, such as galvanometers, polygon mirrors, and MEMS mirrors, while reducing cost and offering point cloud flexibility for our customers. For ADAS applications, we believe that our lidars offer the desired balance between performance, cost and reliability. In addition, our core imaging design is compatible with various illumination and detection technologies; should some emerging solutions in transmission and detection become proven for automotive applications and achieve cost competitiveness, we have the option to incorporate these solutions.
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
Proprietary Hardware Building Blocks
We have developed multiple proprietary hardware building blocks supporting our lidar products. We combine widely available materials and components with proprietary or patented intellectual property to deliver lidars optimized for their intended application by balancing performance, cost and reliability. In the following, we highlight two of our key proprietary building blocks:
•Core Assembly. Our patented imaging technology enables high resolution, long-range 3D imaging, while maximizing the sensor robustness and reliability to meet the stringent requirements of automotive applications. We developed our imaging technology in-house, and we consider it a breakthrough innovation in the lidar industry due to its following qualities:
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
•Reliable: Uses mature silicon process technology and is manufactured by an automotive certified leading silicon foundry
•Powerful: Features include lidar illumination control combined with a sophisticated detection engine and signal processing capabilities
•Innovative: State-of-the-art lidar signal processing maximizes range and minimizes noise
•Inexpensive: Low cost and low power attributes stem from the size of our ASIC chip, which also enables seamless integration into our proprietary micro-optical arrays

•Available: Currently shipping multiple lidar production configurations

•Advanced Point Cloud Processor ASIC. a highly integrated custom SoC designed to maximize the technical advantages of our patented lidar architecture to significantly improve point cloud quality while replacing several merchant silicon devices to dramatically reduce cost. The ASIC is:

•Reliable: Manufactured on an automotive-qualified foundry line, ISO26262 automotive safety integrity level (“ASIL”)-B certified, with a built-in functional safety monitor

•High-performance: Sophisticated digital signal processing that significantly enhances point cloud quality for higher resolution

•Cost-effective: Over ten times cost reduction compared to integrated circuits such as field-programmable gate arrays (FPGAs) and merchant silicon chips

•Sensor Fusion Ready: Multiple camera interfaces and high-speed data channels that facilitate lidar-camera data fusion and communication with control units

•Available: Currently shipping multiple lidar product configurations
Comprehensive Portfolio of Lidar Solutions
We offer multiple product families of lidars that are used in industrial and automotive applications.
•Autograde lidar sensors

•Cepton Ultra: Our slimmest lidar offering with MagnoSteerTM technology and our proprietary ASIC chipset, enabling a powerful combination of 300-meter range at 10% reflectivity and 0.05° resolution, with flexible regions of interest, and ultra-low power consumption

•Vista-X: Compact lidar solutions with a range of up to 200 meters for long-range applications in ADAS L2+/L3, AV L4/L5 and suitable for Smart Infrastructure applications
•Nova: Extremely small form factor lidar solution with a range of up to 30 meters for near-range applications in ADAS L2+/L3, AV L4/L5 and also suitable for Smart Infrastructure applications, with a wide horizontal and vertical field of view
•Industrial grade lidar sensors
•Vista-P / X: Compact lidar solutions with a range of up to 200 meters for long-range applications in ADAS L2+/L3, AV L4/L5 and Smart Infrastructure
•Sora-P / X: Ultra-high scan rate, compact, quasi line-scanning lidar solutions that deliver high-fidelity profiling of objects moving at high speeds, for free flow tolling and other industrial applications
Automotive Software
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
Automotive OEMs currently offer a range of Society of Automotive Engineers (“SAE”) Level 1/Level 2 (“L1/L2”) ADAS technologies such as lane keep assist, adaptive cruise control and automatic emergency braking, which have helped improve vehicle safety while adding comfort features that consumers value. Many OEMs and their tier 1 suppliers are actively working to improve their ADAS offerings on new vehicle models. This might involve enhancing the capability and usability of existing SAE Level 2 (“L2”) features or offering additional features which do not meet the requirements of SAE Level 3 (“L3”) systems, where the responsibilities of driving start to shift from the driver to the vehicle. The interim stage between SAE L2 and SAE L3 is commonly referred to as Level 2+ (“L2+”). While L2+ ADAS features are included in a select number of vehicles today, over the next five to ten years, such advanced ADAS features are expected to become mainstream and achieve wide-spread adoption.
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
We believe that lidar adoption in mass-market consumer vehicles has been limited due to two major factors. First, lidars that have been able to achieve high performance levels have not been able to achieve autograde reliability and low cost. Second, lidars that were able to demonstrate a path towards autograde reliability and low cost have been unable to meet adequate performance requirements to achieve L2+ ADAS vehicle safety and autonomy goals. Lidar innovation is changing this landscape by combining high performance with high reliability and low cost, placing us in a prime position to drive this transformation using our patented imaging technology.

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
Numerous market applications are adopting new solutions and modernizing their operations and infrastructure to improve safety and security, while driving higher efficiency and privacy. As many sectors transform in this manner, they are leveraging technologies that combine physical infrastructure and sensors with advanced digital technologies including the internet of things, artificial intelligence, and cloud and edge computing. Per a white paper published by the World Economic Forum in March 2017, emerging technologies are projected to increase efficiency and reduce costs by up to 30% across all operations. Both public and private sectors are embracing these new technologies to reap the benefits of digital transformation in order to develop applications for Smart Cities, Smart Spaces, Smart Industrials and other market segments. Advanced sensing and perception solutions are increasingly at the foundation of such digital transformation, as they enable the capture, transmission, processing and real-time analysis of data at unprecedented levels of accuracy. For instance, many industries have previously adopted technologies such as video cameras and thermal cameras for perception-based applications. However, modern applications require a level of accuracy, uptime, and privacy not currently achievable with those sensors. Lidars provide accurate and anonymized 3D information under a variety of lighting and environmental conditions, and offer the solutions needed across a wide range of smart applications. Lidars can supplement cameras and other sensors in vision-critical applications and provide a compelling alternative to cameras in privacy-critical or vision-agnostic applications, for example, analysis of foot traffic at retail outlets without identifying personal information.
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
In the Automotive market, we have engagements with varying maturities, with many tier 1 partners and OEMs, including all of the top 10 OEMs based on vehicle production volume rankings from 2019 published by IHS Markit, a leading independent third-party industry analytics and information provider. In the Smart Infrastructure market, we have many projects across the Smart Cities, Smart Spaces and Smart Industrials segments, often in partnership with system integrators and large customers.

Differentiated Value Proposition
Our lidar solutions enable high performance and autograde reliability at competitive prices. Our lidars are able to achieve this because our designs use robust, low-cost components coupled with a proprietary lidar ASICs and our innovative 3D-imaging technologies. Our design choices coupled with our proprietary technology results in our lidars having high performance, low power consumption, compact form factor and high manufacturability for large scale deployment.
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
Proprietary Technologies Combined With A Comprehensive Offering Enables Sustainable Competitive Advantage

We developed our lidars with technologies, hardware building blocks and design principles that are highly synergistic. We combine proven, widely available materials and components with proprietary designs to achieve high performance, compact form factor, low power, high reliability and low cost, which we believe are all key aspects of a mass-market lidar. Some of our most important lidar sensor innovations include our proprietary single-chip ASIC lidar engines, our multi-chip lidar transceiver modules and our patented imaging technologies. Our integrated lidar engine ASIC is a powerful data processing SoC that combines illumination control and high-sensitivity detection functions, with embedded proprietary algorithms and trade secrets to enable key lidar functions. Our imaging architecture integrates our multi-chip lidar transceiver module with proprietary imaging technologies to increase the reliability and manufacturability of the product while delivering high performance and low power at affordable price points. The highly integrated custom SoC was designed to maximize the technical advantages of our patented lidar architecture to significantly improve point cloud quality while replacing several merchant silicon devices to dramatically reduce cost. Our imaging architecture is also flexible to accommodate other illumination and detection methods as these design options become proven and cost competitive in the future. We are also innovating in automotive software, having developed key automotive integration capabilities to enable seamless vehicle communication, cybersecurity, ASIL-B functional safety and over-the-air update capabilities. Finally, our full stack perception solutions integrate our lidars with edge computing and powerful lidar perception software to deliver intelligent 3D perception for a range of applications. We believe that our comprehensive end-to-end lidar solution platform including lidar building blocks, lidar systems for near range, long-range and ultra-long-range applications, automotive software and perception software provide us the technology advantages and allow us to address demanding requirements in ADAS, AV and Smart Infrastructure applications. We expect that our technology advantages coupled with our commercial success will provide a sustainable competitive advantage.
Strategic Relationship With Global Automotive Tier 1 Koito
In February 2020, we announced a strategic partnership with Koito, the number one supplier of automotive lighting systems globally (based on 2019 sales). Koito participated in our Series C funding round in February 2020, and in January 2023, Koito purchased 100,000 shares of our Series A Convertible Preferred Stock, par value $0.00001 per share (the “Preferred Stock”). As part of our collaboration, Koito obtained rights to manufacture and sell lidars based on our lidar sensor design for an automotive application, using key components supplied by the Company. We believe the combination of Koito’s leadership in automotive lighting and its expertise in high volume manufacturing provides us with the capabilities to jointly compete for the largest automotive programs in the industry with global automotive OEMs.
Visionary, Founder-Led Team
We are led by industry veterans with decades of collective experience across a range of lidar, imaging, optoelectronics and semiconductor technologies. Our co-founders, Dr. Jun Pei (CEO) and Dr. Mark McCord (Chairman of Technology

Advisory Board), both hold Ph.Ds. in Electrical Engineering from Stanford University and have been working together for over a decade. The founding team has focused on building an engineering team with deep expertise in technical specialties required to build and sustain breakthrough lidar innovations. Our history of innovation is evident from the four generations of directional lidars and two generations of perception software solutions we have launched since 2016.
Our Approach and Value Proposition
Our lidar value proposition stems from a balanced design that addresses three key foundational pillars that we believe are essential to serve the ADAS market: performance, cost and reliability. We believe that lidar solutions that only satisfy one or two of those pillars will have difficulty securing large scale market deployments. To truly become a mass-market solution, we believe that lidars need to meet all three key requirements, which requires a focused and highly innovative approach to lidar design, encompassing system architecture, technology and component choices, supply chain strategy and tier 1 partnerships for enhancing manufacturability and achieving economies of scale. We believe our value proposition derived from this approach is highly differentiated in the market and positions the Company to become one of the leaders in the lidar industry.
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
Superior performance. Our lidars offer strong performance combining long-range, high resolution and low power consumption enabled by our proprietary design. An independent market study conducted by a leading consulting firm commissioned by the Company compared the performance specifications of our lidars to those of other major competitors across a set of characteristics. Their conclusion was that we were the only lidar provider able to meet all key OEM requirements defined by the consulting firm for long-range ADAS applications.
Cost advantage. We have designed our lidars to support attractive pricing at automotive production volumes, which is an important driver of lidar adoption for mass-market ADAS applications. Our lidars use proprietary micro-optical modules built with proven, low cost, 905 nm wavelength lasers. Our low cost, proprietary, lidar engine ASIC chips, which are integrated in our optical modules and back-end processing, enable high performance with a small footprint. Our imaging component assembly also uses low cost, widely available materials. Our manufacturing strategy leverages contract manufacturers for key components used in our lidars. We further anticipate using contract manufacturers to also manufacture lidars using our technology for sales to Smart Infrastructure customers and low volume Automotive customers. For Automotive series production, we partner with leading automotive tier 1 suppliers for high volume manufacturing and to drive economies of scale. In this case, we expect to license our technology to tier 1 partners and sell lidar components to them, to enable tier 1 partners to assemble and manufacture lidars in high volume.
Compact form factor and low power consumption. One of the biggest benefits of our lidars is their compact form factor, allowing multiple options for vehicle integration. The low power consumption of our lidars combined with their compact form factor makes it possible to integrate our lidars behind the windshield, inside headlamps, in vehicle fascia, and using a roof mount, allowing for multiple integration options. These integration options facilitate embeddability in the vehicle, minimizing disruption to the vehicle’s natural styling — an important consideration for automotive OEMs.
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
Autograde reliability and integration. With respect to autograde applications, the design of our lidars is enabled by our material and component choices as well as the use of our proprietary MMT® and MagnoSteerTM technologies to achieve 3D imaging. we have also developed significant expertise in automotive software, such as AUTOSAR, cybersecurity, functional safety (ASIL-B), over-the-air update capability and more, which enables lidar deployment in vehicles and significantly increases our competitive advantage.
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
We are currently engaged in discussions with all Top 10 global automotive OEMs, as well with new EV OEMs, with varying maturities. We believe that our robust pipeline of engagements across OEMs and tier 1 suppliers will enable us to win series production programs in the future.
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
We have established engagements with Smart Infrastructure customers, ranging from early engagement, evaluation stage, advanced engagement and production partners, including production partner engagements with planned production ramps or partnership contracts. We typically establish and prove-out pilot projects for end customers with system integration partners before advancing into production.
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
Expand our collaboration efforts with Koito to accelerate lidar adoption with new customers. Cepton and Koito’s automotive supply partnership began in 2017. We intend to expand the scope of our automotive development efforts to cover certain future lidar products and provide for further collaboration through jointly conducted go-to-market activities.

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
We believe our competition primarily exists across the following categories:
•Lidars internally developed or acquired and owned by automotive tier 1 suppliers such as Denso Corporation, Valeo S.A., Bosch LLC and ZF Group
•Pureplay lidar companies developing lidar technologies in partnership with tier 1 suppliers such as Aeva Technologies, Inc., Innoviz Technologies Ltd. and Hesai Group
•Pureplay lidar companies developing lidar technologies in partnership with contract manufacturers such as Ouster, Inc. and Luminar Technologies, Inc.
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
Although certain of our competitors have greater financial resources, longer operating histories, greater brand recognition and may offer their products at lower price points today or in the future, we believe we compete favorably in the market on the basis of the following competitive factors:
•Ongoing engagement with all of the top 10 OEMs
•Depth of partnership and relationship with Koito, a major global tier 1 supplier that has built a manufacturing line to produce lidars using our technology and key components
•A licensable and manufacturable lidar technology that enables multiple tier 1 partners to work with us and potentially manufacture lidars using our technology

•A proprietary lidar architecture that is capable of high performance with autograde reliability and low cost for mass market adoption
•The compact size and low power consumption of our lidar sensors that enables elegant integration in consumer vehicles at OEM-preferred locations without impacting vehicle styling and promotes ease of deployment across many vehicle models
•The breadth and depth of our end-to-end lidar platform ranging from building blocks to lidars to automotive software to perception solutions
•Our high performance, cost scaling from our ADAS business and high reliability and attractively priced lidars, which are suitable to be used in AV and Smart Infrastructure markets, with the benefit of volume
We believe that we are positioned favorably against our competitors based on these principal competitive factors.
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

As of February 22, 2024, we have 19 issued U.S. patents, 15 issued foreign patents and 17 pending U.S. patent applications. These issued patents begin expiring in October 2038. We also have in the aggregate 11 pending Patent Cooperation Treaty, or PCT, applications, and 23 non-U.S. national stage applications corresponding to various U.S. patent applications described above. In addition, we have 5 registered U.S. trademarks, 12 registered foreign trademarks and 2 pending trademark applications. We believe our patents will enable us to sustain a durable competitive advantage.

Manufacturing

We are focused on developing high-performance autograde lidars for mass market adoption. As such, our lidars are designed with the intent of enabling large scale manufacturing. Component choices are reviewed to support the manufacturability goal as well as to enable cost down at scale. We develop our own manufacturing processes for critical components and design our own manufacturing, calibration and testing procedures that are subsequently automated when a product reaches mass production stage, in collaboration with contract manufacturers and tier 1 partners. Koito, our tier 1 partner, has set up a manufacturing line in Japan for lidars, with plans to have the line fully qualified in 2024.

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
We believe that our long-term relationships with our suppliers allow us to proactively manage our technology development and product life cycles, and to monitor our suppliers’ financial health. Some suppliers may, nonetheless, extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique or highly specialized components, we may not be able to find a substitute quickly, or at all. To address the potential disruption in our supply chain, we may use a number of techniques, including, in some cases, qualifying more than one source of supply.
We maintain in-house manufacturing capabilities for certain proprietary components while outsourcing other components and lidar modules to contract manufacturers. For ADAS series production, our tier 1 partners would ultimately be responsible for the manufacturing, testing, calibration, and quality assurance. While we intend to sell components and facilitate the flow of technology transfer to our tier 1 partners, our tier 1 partners would ultimately leverage their mass production capabilities for final product delivery to the OEMs.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel. As the source of our technological and product innovations, our employees, especially our engineers are a significant asset. Competition for these employees is significant in Silicon Valley where qualified engineers are in high demand. As of December 31, 2023, we had 87 full-time employees, of whom 16 of them hold PhDs degrees. The vast majority of our employees are in the United States.
Corporate Information
Legacy Cepton was founded and incorporated as a Delaware corporation in 2016. Our principal executive offices are located at 399 West Trimble Road, San Jose, California, 95131 USA, and its telephone number is (408) 459-7579. Our website address is www.cepton.com. Information contained on or accessible through our website is not a part of this Report, and the inclusion of our website address in this Report is an inactive textual reference only.
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
•Our forecasts and projections are based upon assumptions, analyses and internal estimates related to the expected size and growth of the markets we seek to operate in or enter, which may not materialize as anticipated, our actual results of operations may differ materially from those forecasted or projected.
•The strategic initiatives we are implementing may prove more costly than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.
•We may need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all.
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
•We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our lidar solutions and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.
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

•We are subject to data privacy and cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our lidar solutions and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could subject us to regulatory actions or litigation.
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
We have incurred operating losses on an annual basis since our inception. We incurred annual operating loss of approximately $50.7 million and $61.4 million for the years ended December 31, 2023 and 2022, respectively. We believe that we will continue to incur operating and net losses in the near future. Even if we are able to successfully develop and sell our lidar solutions, there can be no assurance that we will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our lidar solutions, which may not occur.
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
Our forecasts and projections are based upon assumptions, analyses and internal estimates related to the expected size and growth of the markets we seek to operate in or enter, which may not materialize as anticipated, and our actual results of operations may differ materially from those forecasted or projected.
Our forecasts and projections are based upon assumptions, analyses and internal estimates relating to the expected size and growth of the markets for which we operate or seek to enter. Such markets may not develop or grow, or may develop and grow at a lower rate than expected, and even if these markets experience the forecasted growth described in this Report, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including, among others, our ability to develop and commercialize our products and the market’s adoption of our products, both of which are subject to risks and uncertainties, many of which are beyond our control. Accordingly, the forecasts and estimates of market size and growth described in this Report should not be taken as indicative of our future growth.
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
•sales and marketing efforts to attract new customers in our target end markets;
•investing in R&D;
•investing in new applications and markets for our products by expanding relationships with existing customers and creating opportunities for new customers;
•further enhancing our partnerships with third-parties to develop manufacturing processes; and
•investing in legal, accounting, and other administrative functions necessary to support our operations as a public company.
These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. The market opportunities we are pursuing are at various stages of development, and it may be many years before the end markets we expect to serve in the Automotive market generate demand for our products at scale, if at all. In the Smart Infrastructure market, we have a number of active projects and multiple developing engagement opportunities, but some of these relationships and market opportunities are also still in the early stages of development. Our revenue may be adversely affected for a number of reasons, including, but not limited to (i) the development and/or market acceptance of new technology that competes with our lidar products and automotive software, (ii) if certain automotive OEMs, or other market participants change their autonomous vehicle technology, the commercialization timeline for such technology or the scope of usage of such technology, (iii) failure of our customers to commercialize autonomous systems that include our solutions, (iv) our inability to effectively manage our inventory or manufacture products at scale, (v) our inability to enter new markets or help our customers adapt our products for new applications, (vi) our failure to attract new customers or expand orders from existing customers, or (vii) increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow (including over the long term), our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.
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

In the future, we may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such current or potential customers or partners. The proceeds from the sale of the Preferred Stock provided sufficient capital for our near-term needs but may not fulfill our long-term capital needs, however, the Preferred Stock and the rights granted to Koito in connection therewith may limit our ability to engage in future equity or debt financings or enter into credit facilities even after we have utilized the proceeds from the sale of the Preferred Stock. Because the exercise price of the Public Warrants and Private Placement Warrants substantially exceeds the current trading price of our common stock, holders are unlikely to exercise such warrants in the near future, if at all, and as a result our Public Warrants and Private Placement Warrants may not provide any additional capital. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any such issuance could also result in anti-dilution adjustments under the Preferred Stock, which could create additional dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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
The production of our sensors is dependent on producing or sourcing certain key components and raw materials at acceptable price levels. Supply chain constraints and rising inflation have led to increased lead time in recent time and increased costs for certain key components and raw materials and increased transportation expenses. If we are unable to adequately reduce and control the costs of such key components and raw materials, we will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and harm our brand, business, prospects, financial condition and results of operations.
Continued pricing pressures, automotive OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs may result in losses or lower than anticipated margins, which will materially and adversely affect our financial condition and results of operations.
Cost-cutting initiatives adopted by our customers (especially automotive OEMs) often result in increased downward pressure on pricing. Automotive OEMs possess significant leverage over their suppliers because the automotive component supply industry is highly competitive, serves a limited number of customers and has a high fixed cost base. We expect to be subject to continuing pressure from automotive OEMs and tier 1 suppliers to reduce the price of our products if we were to be engaged as a lidar supplier in a series production award. It is possible that pricing pressures beyond our expectations could intensify as automotive OEMs pursue restructuring, consolidation and cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected.
We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. Our plans to incur substantial, and potentially increasing, R&D costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our R&D expenses were approximately $29.9 million and $33.0 million for the years ended December 31, 2023 and 2022, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.
Although we believe that lidar is likely to become an essential sensor for autonomous vehicles and other emerging markets, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or develops more slowly than we expect, our business will be adversely affected.
While our lidar solutions can be applied to different use cases across end markets, a significant portion of our revenue is currently primarily generated from product sales of lidar sensors to direct customers. Despite the fact that the automotive industry has engaged in considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if lidar products are used in initial generations of autonomous driving technology and certain ADAS applications, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robotaxis and delivery vehicles, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and may be influenced by macroeconomic conditions, including inflation and rising interest rates, the effects of public health crises, and the potential impact of geopolitical conflicts, such as the ongoing conflicts in Ukraine and the Middle East. Although we currently believe we are a leader in lidar-based systems for the ADAS market, by the time mass market adoption of ADAS and autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS or autonomous driving systems, automotive OEMs, regulators and safety organizations or other market participants by the time autonomous vehicle technology might achieve mass market adoption, our business, results of operations and financial condition will be materially and adversely affected.

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
Addressing these requirements can be time-consuming and costly. The market for lidar technology outside of automotive applications is relatively new, rapidly developing and unproven in many markets or industries. Many of our customers outside of the automotive industry are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our lidar products or at all. We cannot be certain that lidar will be sold into these markets, or any market outside of the Automotive market, at scale. Adoption of lidar products, including our products, outside of the automotive industry will depend on numerous factors, including: whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs; whether the benefits of designing lidar into larger sensing systems outweigh the costs; complexity and time needed to deploy such technology or replace or modify existing systems that may have used other modalities such as cameras and radar; whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology; whether lidar developers such as us can keep pace with rapid technological change in certain developing markets; macroeconomic conditions, including inflation and rising interest rates, the effects of public health crises; and the potential impact of geopolitical conflicts, such as the ongoing conflicts in Ukraine and the Middle East. If lidar technology does not achieve commercial success outside of the automotive industry, or if the market develops at a pace slower than we expect, our business, results of operation and financial condition will be materially and adversely affected.
The period of time from engagement to a series production award and then to implementation is long, typically spanning several years, especially in the Automotive market, and our customer arrangements are subject to cancellation or postponement of contracts or unsuccessful implementation.

Our customers generally must make significant commitments of resources to test and validate our products and confirm that they can integrate with other technologies before including them in any particular system, product or vehicle model. We, in turn, spend significant time and resources to have our products selected by our customers and their suppliers for use in a particular system, product or vehicle model, which is known as a series production award. The development cycles of our products with new customers varies widely depending on the application, market, customer and the complexity of the product. In the Automotive market, this development cycle can be five to seven years, including the period from series production award to production, which can be three to four years. In the Smart Infrastructure market, this development cycle can be one to two years. Further, even after obtaining a series production award with a customer, we are subject to the risk that such customer cancels or postpones implementation of our technology, such as occurred with our series production award with GM through Koito, as well as that we will not be able to integrate our technology successfully into a larger system with other sensing modalities. Further, our revenue could be less than forecasted if the system, product or vehicle model that includes our lidar products is unsuccessful, including for reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, prospects, results of operations and financial condition.
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
While the components that go into the manufacture of our solutions are generally built from modular, commonly available materials, they are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities. Although we have limited experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to manage our supply chain to manufacture and deliver our products at scale. Some of the key components used to manufacture our products come from limited or single source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. We have a global supply chain, and the COVID-19 pandemic and other health epidemics and outbreaks, ongoing geopolitical conflicts and macroeconomic challenges have adversely affected, and may in the future adversely affect our ability to source components in a timely or cost effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. Additionally, our lidar uses laser diodes. Any shortage of these laser diodes could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We may in the future experience material component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and channel partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of ours.
Because our sales have been primarily to customers engaged in development of ADAS deployments in consumer vehicles and pilot projects in the Smart Infrastructure segment and our orders are project-based, we expect our results of operations to fluctuate on a quarterly and annual basis.
Our quarterly results of operations have fluctuated in the past and may fluctuate significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because our sales to date have primarily been to customers making purchases for development of ADAS deployments in consumer vehicles until the cancellation of the GM series production award in December 2023 and pilot projects in the Smart Infrastructure segment, sales in any given quarter can fluctuate based on the timing and success of our customers’ projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could adversely affect our ability to meet our expectations or those of analysts, ratings agencies or investors. If we do not meet these expectations for any period, the value of our business and our securities could decline significantly. Factors that may cause these quarterly fluctuations include, but are not limited to:
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
We are transitioning from a manufacturing model in which we primarily manufactured and assembled our products at our San Jose, California location, to one where we rely on third-party manufacturers and tier 1 partners to manufacture in Japan and potentially other foreign and domestic locations. As we transition manufacturing to third-party manufacturers and tier 1 partners, we plan to maintain certain levels of in-house manufacturing capabilities for new product introduction, prototyping, and small quantity order fulfillment. We believe the use of third-party manufacturers and tier 1 partners will have future benefits, but in the near term, while we begin our transition to manufacture with new partners, we may lose revenue, incur increased costs and potentially harm our customer relationships.
Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays or disruptions in supplying our products, including by natural disasters, geopolitical conflicts or tensions, health epidemics and outbreaks, work stoppages, or capacity constraints, our ability to ship products to distributors and customers would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control issues in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

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
International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 58% and 68% of our revenue for the years ended December 31, 2023 and 2022, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of risks, including, but not limited to:
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
•delayed revenue recognition due to longer logistics and shipping time;
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
To ensure adequate inventory supply, we and our suppliers must forecast inventory needs and expenses, place orders sufficiently in advance with suppliers and manufacturing partners and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the rapidly changing nature of the Automotive and Smart Infrastructure markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, health epidemics and outbreaks, and any associated work stoppages or interruptions, geopolitical tensions or conflicts, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions, and other macroeconomic conditions such as inflation and rising interest rates. If our lidar products are commercialized in industries that are quickly growing, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be exacerbated by the fact that we may not carry or be able to obtain for our manufacturers a significant amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.
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
Potential or actual adverse conditions in the global economy, including inflationary pressures, volatile financial markets and bank failures, rising interest rates, and economic downturn, could have adverse effects on our results of operations, financial condition and stock price. In addition, recent macroeconomic conditions have caused turmoil in the banking sector. While we have taken steps to diversify our banking relationships, we may be impacted by disruptions to the U.S. banking system, including potential delays in our ability to transfer funds, make payments, or receive funds held with banks, and may in the future cause disruptions.
The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model or other customer solution for which we are a significant supplier to, could reduce our sales and adversely affect our profitability.
If we are able to secure series production awards and our solutions are included in these autonomous driving and ADAS products, we expect to enter into supply agreements with the relevant customer. Market practice suggests that these supply agreements typically require a supplier to supply a customer’s requirements for a particular vehicle model or autonomous driving or ADAS product, rather than supply a set number of products. These contracts can have short terms and/or can be subject to renegotiation, sometimes as frequently as annually, all of which may affect product pricing, and may be terminated by our customers at any time. Therefore, even if we are successful in obtaining series production awards and the systems into which our products are built are commercialized, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or technology package for which we are a significant supplier could mean that the expected sales of our products will not materialize, materially and adversely affecting our business. For example, in December 2023, Koito informed us that GM has decided to re-scope its ADAS product offerings and, as a result, all outstanding purchase orders from Koito to the Company that relate to the series production award have been cancelled. As is customary when an automotive program changes, we have submitted claims on our project investment cost recovery related to the delay or cancellation of an existing program to the extent possible.
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
Although we have and continue to pursue a broad customer base, we are dependent on a collection of large customers with strong purchasing power. For the year ended December 31, 2023, our top ten customers represented 97% of our revenue, and two customers accounted for more than 10% of our revenue. For the year ended December 31, 2022, our top ten customers represented 92% of our revenue, and three customers accounted for more than 10% of our annual revenue. The loss of business from any of our major customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to design in our products or award us new business), such as the cancellation of our series production award with GM through Koito in December 2023, could have a material adverse effect on our business.
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
Customers may be less likely to purchase our lidar solutions if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies, investors, and other parties in our products, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as customer unfamiliarity with our lidar solutions, any delays in scaling production, delivery and service operations to meet demand, competition and uncertainty regarding the future of autonomous vehicles or our other products and services, our production and sales performance compared with market expectations, our financial resources, and macroeconomic conditions.
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
We have arrangements with strategic, development, production and supply partners and collaborators. Some of these arrangements are evidenced by memorandums of understandings and supplier onboarding arrangements, both of which will require further negotiation at later stages of development to include additional terms relating to pricing, volume and payment terms, or replacement by production or master agreements that have yet to be implemented under separately negotiated statements of work, each of which could be terminated or might not materialize into next-stage contracts or long-term contract partnership arrangements. If these arrangements are terminated or if we are unable to enter into next-stage contracts or long-term operational contracts, our business, prospects, financial condition and operating results may be materially adversely affected. Additionally, market practice suggests that contracts with auto OEMs typically require suppliers to fulfill a customer’s requirements for a particular vehicle model’s autonomous driving or ADAS features, rather than supply a set number of products. These contracts can be subject to renegotiation, which may affect product pricing, and may be terminated by our customers at any time. Therefore, even if we are successful in obtaining series production awards and the systems into which our products are built are commercialized, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or technology package for which we are a significant supplier could mean that the expected sales of our products will not materialize, materially and adversely affecting our business and prospects.
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
While we intend to invest substantial resources to remain on the forefront of technological development, continuing technological changes in sensing technology, lidar and the markets for these products, including the ADAS and autonomous driving industries, could adversely affect adoption of lidar and/or our products, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and innovations to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our products. We are currently working on developing our directional lidar and perception software for both the Automotive and Smart Infrastructure markets. We cannot guarantee that such products will be released in a timely manner, or at all, or achieve market acceptance. Any delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative sources of supply.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of Nasdaq as a public company. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.
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
We have identified a material weakness in our internal control over financial reporting and any new controls that we develop may be inadequate because of changes in conditions in our business. Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information. See the risk factor in this Report captioned “We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.”

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
Because we do not have a long history of operating at our present scale, our effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The new legislation had no effect on our provision for income taxes because we incurred losses in the U.S. in the years since the Tax Act was enacted, and we set up a full valuation allowance against our U.S. federal and states deferred tax assets.
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

As of December 31, 2023, we had $144.9 million of U.S. federal and $44.7 million of U.S. state net operating loss carryforwards available to reduce future taxable income. Of the $144.9 million in U.S. federal net operating loss carryforwards, $137.3 million post-2017 Federal net operating loss carryover will be carried forward indefinitely for U.S. federal tax purposes and $7.6 million pre-2018 Federal net operating loss carryover will begin to expire in 2037. $44.7 million of our U.S. state net operating loss carryforwards will begin to expire in 2037. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Code. Similar rules may apply under state tax laws. The Company has performed an analysis to determine whether an “ownership change” has occurred from inception to December 31, 2023. Based on this analysis, we determined that the Company did experience historical ownership changes of greater than 50% during this period. Therefore, the utilization of a portion of the our net operating losses and credit carryforwards is currently limited. However, these Section 382 limitations should not cause our net operating losses and tax credits to expire unutilized. As such, a reduction to the Company’s gross deferred tax asset for its net operating loss and tax credit carryforwards is not necessary prior to considering the valuation allowance. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers useable in any taxable year could be limited and may expire unutilized. In addition, certain U.S. states have imposed additional limitations on the use of net operating loss carryforwards not otherwise imposed on the use of U.S. federal net operating loss carryforwards and may impose additional limitations in the future.
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
Further, competition for highly-skilled personnel is often intense, especially in Silicon Valley, where we are headquartered, and we may incur significant costs to attract highly-skilled personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future talent needs. We have, from time-to-time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, this may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
Our business has been, and may continue to be, adversely affected by health epidemics and outbreaks.
Health epidemics and outbreaks (such as the COVID-19 pandemic), and preventative measures taken to contain or mitigate them, have caused, and may continue to cause, a material adverse impact on our business. The emergence of another pandemic, epidemic or infectious disease outbreak could have a similar effect to that of the COVID-19 pandemic. The impacts of such health crises may include: reduction or suspension of operations in the U.S. or other areas in which we, our suppliers or our customers operate; supply chain disruptions, delayed order fulfillment and delayed or reduced revenue recognition; reduced access to the financial and credit markets or other adverse macroeconomic conditions. The extent of the impact of such events on our business and financial results cannot be predicted and our business, results of operations and ability to raise capital may be materially and adversely affected.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, global pandemics, and interruptions by man-made problems, such as terrorism and war. Material disruptions of our business or information systems resulting from these events could adversely affect our operating results.
A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, could have an adverse effect on our business and operating results, by impacting, among other things, the demand for our products, our ability to achieve or maintain profitability and our ability to raise additional capital in the future. Our corporate headquarters and R&D and manufacturing base are located in the San Francisco Bay Area of California, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war could cause disruptions in our remaining manufacturing operations, or in our customers’ or channel partners’, or our suppliers’ businesses, or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions or cybersecurity problems, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers’ partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver product components, or the deployment of our products, our business, operating results, and financial condition would be adversely affected.
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
We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our lidar solutions and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.
We are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-

party vendors or suppliers; the integrated software in our lidar solutions; or customer or driver data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties, any of which could materially affect our business, prospects, financial condition and operating results. In addition, our insurance coverage for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of a cyber incident.
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

Prior to the consummation of the Business Combination, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements as of December 31, 2021, we identified a material weakness in our internal control over financial reporting, as described in Item 9A. Controls and Procedures in this Report, which continued to exist with respect to our internal control over financial reporting as of December 31, 2023.
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
We continue to evaluate our accounting and financial needs in light of the material weakness described above. While we have made progress to enhance our internal control over financial reporting and will continue to devote effort in control remediation, additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. Accordingly, the material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing conflicts in Ukraine and the Middle East. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from these conflicts or any other geopolitical tensions.
U.S. and global markets have been experiencing volatility and disruption during the escalation of geopolitical tensions and conflicts in Ukraine and the Middle East. Although the length and impact of these ongoing conflicts are highly unpredictable, these conflicts have caused, and could continue to cause, market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine, the Middle East and globally and assessing the potential impact of these conflicts on our business.
Additionally, the conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.
It is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which these conflicts may impact our business. The extent and duration of these conflicts, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.
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
Changes in global political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we may purchase our components, sell our products or conduct our business could adversely affect our business. The U.S. has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade and investments between the U.S. and other countries where we conduct our business.
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
As a lidar technology company, we, as well as any potential collaborative partners such as distributors, are subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act, which includes regulations of laser technology. These requirements are enforced by the Food and Drug Administration (“FDA”). Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products. Our, or any of our potential collaborative partners such as distributors’, failure to comply with these requirements could result in enforcement action by the FDA, which could require us to cease distribution of our products, recall or remediate products already distributed to customers, or subject us to FDA enforcement.
We are subject to data privacy and cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our lidar solutions and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could subject us to regulatory actions or litigation.
Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may subject us to regulatory actions or litigation. While, generally, we do not have access to, collect, store, process, or share certain information collected by our solutions unless our customers choose to proactively provide such information to us, our products may evolve both to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.
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
We will incur significant legal, accounting and other expenses as a result of being a public company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these public company requirements. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. We may need to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function.
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
On October 27, 2022, we entered into an investment agreement with Koito, for the issuance and sale to Koito of 100,000 shares of Preferred Stock for a purchase price of $100.0 million. The sale of the Preferred Stock and related matters were approved by our stockholders on January 11, 2023, and the issuance and sale of the Preferred Stock was completed on January 19, 2023. The Preferred Stock is convertible into shares of our common stock at an approximate conversion price of $25.85 per share (subject to adjustment).
Upon conversion of the Preferred Stock, Koito would beneficially own approximately 29.9% of our issued and outstanding common stock as of March 8, 2024. In addition, the terms of the Preferred Stock may prevent us from entering into certain acquisition or strategic transactions with a competitor of Koito unless Koito consents to such acquisitions or strategic transaction.

On January 19, 2023, we and Koito entered into an Investor Rights Agreement (the “Investor Rights Agreement”). Koito is entitled, pursuant to the terms of the Investor Rights Agreement, to have two designees appointed to our board of directors, and is also entitled to have such designees appointed to the Nominating and Corporate Governance Committee and Compensation Committee of our board of directors, subject to satisfaction of applicable committee membership requirements.
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
As a result, Koito has significant influence over our corporate matters and transactions. Koito’s interests may not always coincide with our interests or the interests of our other stockholders, and Koito’s ownership interest, together with the voting rights, director designation rights and consent rights described above, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our common stock and may delay, deter or prevent acts that would be favored by our other stockholders.
The Preferred Stock will cause dilution to our current stockholders, which may negatively affect the market price of our common stock. Future sales by Koito or other holders may also negatively impact the price of our common stock.
As stated above, the Preferred Stock is initially convertible into shares of our common stock, at a conversion price of $25.85 per share (subject to adjustment). On an as-converted basis, the Preferred Stock represents approximately 20% of our issued and outstanding common stock. The issuance of the common stock underlying the Preferred Stock could have the effect of depressing the market price of our common stock. In addition, Koito and certain subsequent holders of Preferred Stock are and will be entitled to registration rights with respect to the underlying common stock and any sale of shares of Preferred Stock (or any shares of common stock issuable upon conversion thereof), or the anticipation of the possibility of such sales, could create downward pressure on the market price of our common stock. Furthermore, our current stockholders may decide to reduce their investment in us due to the changes to our investment profile as a result of Koito’s influence and the rights granted to Koito, and may sell large amounts of common stock in the future. Such sales of our common stock could have the effect of depressing the market price for our common stock.
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
We have no direct operations and no significant assets other than the ownership of 100% of Legacy Cepton’s common stock. We depend on Legacy Cepton’s distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly-traded company, and to pay any dividends with respect to our common stock. Applicable state law and contractual restrictions, including in agreements governing our and/or Legacy Cepton’s future indebtedness, as well as the financial condition and operating requirements of Legacy Cepton, may limit our ability to obtain cash from Legacy Cepton. In addition, pursuant to the Investor Rights Agreement, Koito is entitled to consent rights over the declaration and payment of dividends. Thus, we do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends (including pursuant to the terms of the Preferred Stock and the consent rights granted to Koito in connection therewith), business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in our common stock or warrants unless you sell those securities, as applicable, for a price greater than that which you paid for them. In addition, in the event that our board of directors and stockholders were to approve a sale of all of our common stock holdings of Legacy Cepton, your equity interest would be in a holding company with no material assets other than those assets and other consideration received in such transaction.
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
In the future, we may incur debt or issue equity securities ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future, may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders. Further, the terms of the Preferred Stock and the consent rights granted to Koito in connection therewith may limit our ability to issue, or prevent us from issuing, debt or equity securities that rank senior to our common stock in the future, subject to certain exceptions and/or Koito’s consent.
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
Any Purchased Shares will also be eligible for sale in the public market pursuant to the registration statement (File No. 333-262667), while such registration statement is effective. In addition, 1,196,954 shares of our common stock available for future issuance under the 2022 Plan and 464,844 shares available for future issuance under the Employee Stock Purchase Plan (the “ESPP”) were registered on a registration statement on Form S-8 (File No. 333-264302 and 333-270706) and will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements and other restrictions imposed by law. We expect to file one or more registration statements on Form S-8 under the Securities Act to register the annual increases, if any, of shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to the 2022 Plan and the ESPP. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
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
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration provided that the last reported sales price of our common stock equals or exceeds $180.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we give notice of redemption. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you to: (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants. Because the $180.00 trading price referred to above substantially exceeds the current trading price of our common stock and we have registered for resale a substantial number of shares of our common stock, the sale of which could cause the price of our common stock to decrease, we may be unable to redeem the Public Warrants and the Public Warrants may expire worthless.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy

We have processes in place to identify, assess and monitor material risks from cybersecurity threats, which are part of the our overall enterprise risk management process and have been embedded in our operating procedures and information systems. We also maintain a cybersecurity policy that is designed to protect our information systems and the information residing therein against cybersecurity threats, including those arising from our use of third-party vendors. Our IT team utilizes customary industry practices to secure our information systems and the information residing therein, including user access controls, multi-factor authentication, recovery and backup mechanisms, anti-phishing trainings and incident review in combination with employee training. We engage third-party vendors for our key IT systems related to our financial statements, and review the Statement on Standards for Attestation Engagements 18 (SSAE 18) reports they produce.
Governance

Our Board of Directors (the “Board”) oversees our enterprise risk management process, including the management of and governance over risks arising from cybersecurity threats. Our Chief Technology Officer (“CTO”) oversees our IT team, which is responsible for implementing, monitoring, and maintaining cybersecurity and data security practices of the Company as well as assessing and managing cybersecurity risks. Our CTO has a bachelor’s degree in Computer Science, and has over 20 years of professional experience in the technology and application spaces, including over 10 years serving in a CTO capacity. Our CTO reports directly to the Chief Executive Officer (“CEO”). Based on the facts and circumstances and potential for a material cybersecurity threat or incident, our CEO then reports on such matters to our Board.

Material Cybersecurity Risks, Threats & Incidents

We rely on information technology and third-party vendors to support our operations, including the secure processing of personal, confidential, sensitive, proprietary and other types of information. We and our vendors may not be able to protect all of our respective information systems, and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business and subject us to regulatory actions or litigation. While we have not experienced any material cybersecurity incidents, we may be subject to attacks, threats or incidents in the future. As our business grows and our brand awareness in the Automotive and Smart Infrastructure market increases, we expect to face increased cybersecurity risks and threats, and may be more likely to experience a material cybersecurity incident.
To date, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that we are aware of, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected all cybersecurity incidents or cybersecurity threats. Please see Item 1A, “Risk Factors” in this Report for additional information about the risks associated with cybersecurity threats.
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
Our common stock and warrants are listed on The Nasdaq Global Select Market under the symbol “CPTN” and “CPTNW”, respectively, following the close of the Business Combination on February 10, 2022.
Holders
As of March 8, 2024, we had approximately 31 holders of record of our common stock and hundreds of additional beneficial holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have neither declared nor paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, including any restrictions under the Investment Agreement with Koito, general business conditions and other factors that our board of directors may deem relevant.
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

On September 18, 2023, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to effect the Reverse Stock Split (as described in Note 1 to the consolidated financial statements in this Report). The historical share and per share information included herein have been adjusted to reflect the Reverse Stock Split.
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
As a Silicon Valley-based company led by recognized technical experts in the optical field, technology innovation is at the core of our company. We developed a comprehensive lidar platform consisting of proprietary components including our breakthrough scanning and imaging technology and our system-on-a-chip lidar engine application-specific integrated circuit, a portfolio of automotive grade and industrial grade long-range and near-range lidars, a software layer enabling the integration of automotive functions, and feature rich perception software capabilities.
Market Conditions
The global economy, including the financial and credit markets, has recently experienced and continues to experience significant volatility and disruptions including increases in inflation rates, the ongoing conflicts in Ukraine and the Middle East, rising fuel prices, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of broader macroeconomic conditions on our business is dynamic and cannot be predicted.
For more information on our operations and risks related to our macroeconomic environment, please see the section entitled “Risk Factors.”
GM Project Cancellation and Letter of Intention

On December 11, 2023, Koito informed Cepton that GM has decided to re-scope its ADAS product offerings and, as a result, all outstanding purchase orders from Koito to Cepton that relate to the GM series production award have been cancelled. As is customary when an automotive program changes, we submitted project investment cost recovery related to the cancellation. See Note 18 to the Notes to the Consolidated Financial Statements included in this Report for further information.

On December 21, 2023, we received a non-binding indication of interest from Koito to acquire (the “Proposed Transaction”) 100% of the outstanding shares of the Company not already owned by Koito or certain other potential rollover participants including Dr. Jun Pei, Cepton’s President and Chief Executive Officer (collectively, the “Rollover Participants”). Koito has stated in the indication of interest that the terms of any potential agreement between Cepton and Koito would be contingent on certain conditions, including, in particular, satisfactory completion of due diligence review, rollover by the Rollover Participants, retention of key employees, negotiation and agreement of transaction structure and transaction documents, approval of the Proposed Transaction by the board of directors of Koito, and approval by a simple majority vote of the outstanding shares of Cepton.

Our Board of Directors, through a special committee thereof, is currently evaluating Koito’s indication of interest within the context of the ongoing review of various alternatives and in consultation with any financial and legal advisors it may retain. No assurance can be given that a definitive transaction with respect to Koito’s indication of interest or any other potential transaction will eventually be consummated.

New Series Production

In March 2024, Cepton, alongside its tier 1 partner, Koito, were notified of a new series production; however, the details have not yet been finalized.
Key Factors Affecting Our Operating Results
We believe that our future performance and success depends, to a substantial extent, on our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section entitled “Risk Factors” in this Report.

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
Adoption of lidar solutions in Automotive and Smart Infrastructure markets
In an endless pursuit of safety and product differentiation, many leading automotive OEMs have decided to include lidar in their next generation of vehicles for increased safety and higher levels of autonomy. The speed of lidar adoption depends on many factors, including sensor performance, reliability, and cost, as well as the time it takes to win large series production awards. Large automotive series production awards usually take a number of years to secure but once awarded, the production award typically covers the entire duration of a typical vehicle model period of five to seven years for consumer vehicles. In the case of trucking applications, the production period of a typical model may exceed seven years in many cases. We are currently engaged in discussions with all of the top 10 global automotive OEMs based on vehicle production volume rankings from 2019.
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
Due to the impact of supply chain shortages and increased lead time for some of our products, there has been a significant mismatch between supply and demand, giving rise to product shortages for us and our customers, making our demand forecast more uncertain. During fiscal year 2023, we made continued efforts in broadening our supply base to support our growth and better serve customer demand. Recent market conditions, inflation and rising interest rates have strained global supply chains and could result in a shortage of key materials that our suppliers require to satisfy our needs. We expect continued supply constraints for some of our products, to persist in the near future. We have placed orders for certain supply in advance of our historical lead times, paid premiums to secure future supply and capacity, and may need to continue to do so in the future. Placing orders in advance of our historical lead times to secure supply in a constrained environment may result in excess inventory, cancellation penalties, or other charges if there is a partial or complete reduction in long-term demand for our products. These actions may also increase our product costs and decrease gross margin, in addition to increased overall costs as a result of rising inflation. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our gross margin and operating margin.
If we cannot generate our expected revenues, margins or income from operations, we may be required to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous to our stockholders.

End Market Concentration
We believe that the Automotive market represents a large portion of the total addressable market and large global automotive OEMs represent the majority of unit volume demand as well as leaders in active safety and autonomy. To drive mass-market commercialization of our lidar solutions, we have focused on top automotive OEMs and are currently engaged with all of the top 10 global automotive OEMs. Series production awards from top automotive OEMs tend to be large and long-term in nature. While we continue to expand our system integrator partnership network to address opportunities in the Smart Infrastructure markets, program awards tend to be smaller and short-term in nature as compared to those in the Automotive end-markets. As such, we expect a large portion of our future revenue to come from the Automotive end-market.
Components of Results of Operations
Revenue
We categorize our revenue as (1) lidar sensor and prototype revenue and (2) development revenue.

Lidar sensor and prototype revenue is primarily derived from the sale of components and license of technologies to tier 1 suppliers for mass market ADAS applications in the Automotive market and the sale of lidar sensors directly to end-user customers in the Smart Infrastructure markets. We expect lidar sensor and prototype revenue to decrease slightly in the near future due to the cancellation of the GM series production award. Overall, we anticipate revenue growth as we continue to form strategic partnerships and as the primary source of revenue shifts from prototype sales to sales of commercialized production-ready lidar sensors in the foreseeable future thereafter.

Development revenue represents arrangements with tier 1 suppliers focused on the specific customization of our proprietary lidar capabilities to the customers’ applications, typically involving development of customized lidar sensor prototypes for those customers. The timing of revenue recognition for development contracts is determined for each performance obligation based on the unique facts and circumstances within each development arrangement, which generally results in recognition at a point in time. This assessment is made at the outset of the arrangement for each performance obligation. We anticipate development revenue to grow in the foreseeable future as we complete milestones for OEM development projects.

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
Cost of Revenue
Cost of revenue includes the manufacturing cost of our lidar sensors and components, which primarily consists of personnel-related costs directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturers and vendors. Our cost of revenue also includes cost of component inventory, product testing costs, an allocated portion of overhead costs, warranty expense, excess and obsolete inventory, and shipping costs. Our cost of revenue also include costs related to development projects. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our cost of revenue. Overall, we anticipate cost of revenue to increase in absolute dollars as we grow our sales in the foreseeable future.
Gross Margin
Our gross margin in future periods will depend on a variety of factors including market conditions that may impact our pricing and sales volume; product mix changes between established products and new products; excess and obsolete inventories; our cost structure for manufacturing operations, including third-party manufacturers, relative to volume; and margin on development revenue projects. Our gross margin varies by product. We expect our gross margins to fluctuate over time, depending on the factors described above. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our gross margin.

Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel-related costs, material expenses, permits, licenses, and professional services costs directly associated with our research and development activities. The remainder primarily relates to the allocated portion of overhead costs. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our lidar sensors. We expense research and development costs as incurred. We expect our research and development expenses to be flat in the near term, and then increase in absolute dollars in future periods as we increase our investment in ASIC and software development to broaden the capabilities of our solutions and introduce new products and features.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of personnel-related costs, professional services costs, and advertising expenses directly associated with our sales and general and administrative activities. The remainder primarily relates to the allocated portion of overhead costs. We expect our selling expenses to slightly decrease in the near term, and then increase in absolute dollars over time in the future to support our expected growth as we hire additional sales personnel, increase our marketing activities, grow our domestic and international operations, and build brand awareness. Similarly, we expect our general and administrative expenses to be flat in the near term, and then increase in absolute dollars over time in the future as we expect to increase the size of our general and administrative function for the growth of our business.
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
Foreign Currency Transaction Loss, Net
We incur transaction gains and losses resulting from transactions denominated in currencies other than the functional currency of the Company. In 2023, We incurred foreign currency transaction losses resulting from the repayment of the Japanese Yen ¥5.8 billion (approximately $39.4 million on the date of borrowing) Secured Term Loan with Koito (the “Secured Term Loan”).
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the loss associated with the repayment of the Secured Term Loan in 2023 and the loss associated with the repayment of the Trinity Loan Agreement (as defined below) in 2022. See Note 9 to our consolidated financial statements included elsewhere in this Report for further information.
Other Income (Expense), Net
Other income (expense), net consists primarily of expenses related to the issuance of common stock under the Lincoln Park Agreement in 2022. For 2023, other income (expense), net was immaterial.
Interest (Expense) Income, Net
Interest (expense) income, net consists primarily of interest earned on our cash equivalents and short-term investments or interest expense from our debt financings. These amounts will vary based on our cash, cash equivalents and short-term investment or debt balances, and also with market interest rates.
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
Results of Operations for the years ended December 31, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our consolidated results of operations data for the periods presented:

	Year Ended December 31,		Change $	Change %
	2023	2022
	(dollars in thousands)
Lidar sensor and prototype revenue	$10,270	$5,616	$4,654	83%
Development revenue	2,786	1,810	976	54%
Total revenue	13,056	7,426	5,630	76%

Lidar sensor and prototype cost of revenue	8,939	6,383	2,556	40%
Development cost of revenue	567	849	(282)	(33%)
Total cost of revenue	9,506	7,232	2,274	31%
Gross profit	3,550	194	3,356	NM

Operating expenses:
Research and development	29,879	33,013	(3,134)	(9%)
Selling, general and administrative	24,374	28,629	(4,255)	(15%)
Total operating expenses	54,253	61,642	(7,389)	(12%)
Operating loss	(50,703)	(61,448)	10,745	(17%)
Other income (expense):
Gain on change in fair value of earnout liability	827	74,078	(73,251)	(99%)
Gain on change in fair value of warrant liability	397	2,875	(2,478)	(86%)
Foreign currency transaction loss, net	(757)	(2,168)	1,411	(65%)
Loss on extinguishment of debt	(1,123)	(958)	(165)	17%
Other income (expense), net	37	(472)	509	NM
Interest (expense) income, net	2,792	(2,511)	5,303	NM
(Loss) income before income taxes	(48,530)	9,396	(57,926)	NM

Provision for income taxes	(16)	(16)	—	—%
Net (loss) income	$(48,546)	$9,380	$(57,926)	NM
____________
NA: Not applicable
NM: Not meaningful (greater than 100% change or otherwise)

Comparison of the years ended December 31, 2023 and 2022
Revenue
Lidar sensor and prototype revenue increased by approximately $4.7 million, or 83%, to $10.3 million for the year ended December 31, 2023, from $5.6 million for the year ended December 31, 2022. Approximately $1.8 million of the increase related to an increase in lidar sensor sales volume, approximately $1.7 million related to new products sold during the period, and approximately $1.2 million of the increase related to increased average sales prices for lidar sensors.
Development revenue increased by approximately $1.0 million, or 54% to $2.8 million for the year ended December 31, 2023, from $1.8 million for the year ended December 31, 2022. The increase relates to the timing and revenue associated with individual milestones achieved by the Company under various development projects.
Cost of revenue
Lidar sensor and prototype cost of revenue increased by $2.6 million, or 40%, to $8.9 million for the year ended December 31, 2023, from $6.4 million for the year ended December 31, 2022. The increase resulted primarily from increased product cost of $2.0 million due to increased sales volume and an increase in scrap and other inventory adjustment expenses of $0.6 million.
Development cost of revenue decreased by $0.3 million, or 33%, to $0.6 million for the year ended December 31, 2023, from $0.8 million for the year ended December 31, 2022. The decrease resulted primarily from the nature of the development work performed during 2023 when compared to 2022, which was driven by the requirements of specific development work projects started and completed during 2023.
Operating expenses
Research and development expense decreased by $3.1 million, or 9%, to $29.9 million for the year ended December 31, 2023, from $33.0 million for the year ended December 31, 2022, resulting primarily from a $1.5 million decrease in professional services fees, a $0.7 million decrease in permits and license fees, a $0.5 million decrease in expensed materials used in research and development, and a $0.3 million decrease in personnel related costs.
Selling, general, and administrative expense decreased by $4.3 million, or 15%, to $24.4 million for the year ended December 31, 2023, from $28.6 million for the year ended December 31, 2022, resulting primarily from a $2.7 million decrease in transaction costs related to the Business Combination attributable to liability-classified instruments incurred in 2022, a $0.9 million decrease in professional services fees, a $0.6 million decrease in other general and administrative costs, and a $0.5 million decrease in directors and officers insurance related costs. These decreases were partially offset by a $0.3 million increase in personnel related costs.
Gain on change in fair value of earnout and warrant liabilities
The gain on change in fair value of the earnout liability and warrant liabilities both decreased by $73.3 million and $2.5 million, respectively, primarily due to a much larger decrease in the Company’s common share price during 2023 compared to 2022.
Foreign currency transaction loss, net
The foreign currency transaction loss decreased by $1.4 million for the year ended December 31, 2023. Foreign currency transaction loss of $0.8 million in 2023 was due to the repayment of the Secured Term Loan with Koito, which was denominated in Japanese Yen. Foreign currency transaction loss of $2.2 million in 2022 was due to a $4.3 million foreign currency exchange rate loss on the Japanese Yen denominated Secured Term Loan with Koito, offset by a $2.2 million foreign currency exchange rate gain on the Company’s bank deposits denominated in Japanese Yen, which were proceeds received from the Secured Term Loan with Koito.
Loss on extinguishment of debt
Loss on extinguishment of debt increased by $0.2 million during the year ended December 31, 2023. During the year ended December 31, 2023, the Company recognized a $1.1 million loss on the extinguishment of the Koito Secured Term Loan.

For the year ended December 31, 2022, the Company recognized a $1.0 million loss on repayment of borrowings under the Trinity Loan Agreement.
Other income (expense), net
Other income (expense), net decreased by $0.5 million during the year ended December 31, 2023 primarily due to a contingent loss accrual of $0.3 million in 2022 as well as $0.2 million expense on issuance of common stock to Lincoln Park in 2022.

Interest (expense) income, net

Interest (expense) income, net increased by $5.3 million, primarily due to increased interest income from the investment and deposit of cash received from the issuance of Preferred Stock to Koito during the year ended December 31, 2023.
Income Taxes
Our provision for income taxes remained consistent for the years ended December 31, 2023 and 2022. We provided a full valuation allowance on our net U.S. federal and state deferred tax assets for the years ended December 31, 2023 and 2022. For the year ended December 31, 2023, we had U.S. federal and state tax-effected net operating loss carryforwards available to reduce future taxable income, of which post-2017 Federal net operating loss will be carried forward indefinitely and pre-2017 Federal net operating loss carryover and state net operating loss carryover and state net operating loss carryover will expire on varying dates.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2023, we had cash, cash equivalents, and short-term investments totaling $56.4 million, comprised of money market funds, U.S. government agency securities, and corporate debt securities held for working capital purposes. We believe that our current cash position will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months from the date of this Report.
Following the approval of the Business Combination, on February 10, 2022, we received net cash proceeds of $47.1 million from the Business Combination and PIPE Investment (as defined below in Note 2 of this Report), net of certain transaction costs.
On October 27, 2022, we entered into an Investment Agreement (the “Investment Agreement”) with Koito, pursuant to which, among other things, at the closing of the transactions, and based on the terms and subject to the conditions set forth therein, we issued and sold to Koito, 100,000 shares of Preferred Stock for a purchase price of $100.0 million. The issuance and sale of the Preferred Stock and related matters were approved by our stockholders on January 11, 2023, and the Preferred Stock was issued to Koito on January 19, 2023. The Preferred Stock is convertible, beginning on January 19, 2024, into shares of our common stock at an approximate initial conversion price (as adjusted to reflect the Reverse Stock Split) of $25.85 per share (subject to adjustment).
We have incurred negative cash flows from operating activities and operating losses in the past as reflected in our accumulated deficit of $134.6 million as of December 31, 2023. For the year ended December 31, 2023, we had negative cash flows from operating activities of $35.5 million. Although much of the negative cash flow resulted from expenses for research and development projects and administrative expenses to support growth of the Company, we expect to continue to invest in research and development and generate operating losses in the future. In addition, our future capital requirements will depend on many factors, including our lidar sales volume (including if we have major customer wins or series production award wins), development project revenue, the timing and extent of spending to support our research and development efforts in lidar technology, the expansion of sales and marketing activities, market adoption of new and enhanced products and features, and increased spending due to inflation and supply chain shortages. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. For example, the Preferred Stock issued to Koito is ranked more senior to our common stock in the event of liquidation and includes other rights and preferences senior to those of our common stock. In addition, the Preferred Stock is convertible into shares of our common stock and, upon conversion, will result in dilution to our stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. Our ability to raise additional funds through the issuance of debt or equity securities may be subject to Koito’s consent pursuant to the Investor

Rights Agreement. For information regarding our cash requirements from lease obligations, see Note 16 to the consolidated financial statements included in this Report.
In December 2023, Koito informed Cepton that GM has decided to re-scope its ADAS product offerings and, as a result, all outstanding purchase orders from Koito to Cepton that relate to the GM series production award have been cancelled. As is customary when an automotive program changes, we submitted a substantial amount of project investment cost recovery related to the cancellation. If the actual claim payout is materially different from our claimed amount, it could have a material adverse effect on our business, liquidity, and financial condition.
We are subject to risks and uncertainties frequently encountered by early-stage companies including, but not limited to, the uncertainty of successfully developing products, winning and securing certain contracts, building a customer base, successfully executing business and marketing strategies, and hiring appropriate personnel.
To date, we have been funded primarily by equity financings (including the Preferred Stock), convertible promissory notes, and the net proceeds we received through the Business Combination, PIPE Investment, and private placements of the Legacy Cepton convertible preferred stock. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and ability to achieve our intended business objectives.
Cash Flow Summary — Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(35,523)	$(57,997)
Investing activities	(2,362)	(1,551)
Financing activities	54,632	88,550
Operating Activities
For the year ended December 31, 2023, our operating activities used $35.5 million in cash. We recorded a net loss of $48.5 million. This was offset by $10.9 million of non-cash items consisting primarily of the following non-cash expense items added back to net loss: stock-based compensation expense of $8.6 million, foreign currency transaction loss of $0.8 million, amortization of debt discount of $0.3 million, amortization of right-of-use assets of $1.6 million, and loss on extinguishment of debt of $1.1 million. These non-cash expense items were partially offset by non-cash income items consisting of gains from the change in fair value of earnout and warrant liabilities of $1.2 million and accretion from short-term investments of $1.2 million. For the year ended December 31, 2023, we generated net cash of $2.1 million from changes in our operating assets and liabilities resulting primarily from a $4.0 million decrease in prepaid expenses and other current assets due to amortization of our director and officers insurance policy, a $1.8 million increase in accrued expenses and other current liabilities due to contractual liabilities arising from the series production award cancellation, a $0.6 million decrease in inventory, and a $0.2 million decrease in other long-term assets. These were offset by a $2.3 million increase in accounts receivable, and a $1.1 million decrease in accounts payable due to timing of payments, and a $1.1 million decrease in operating lease liabilities.

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

Investing Activities
For the year ended December 31, 2023, our investing activities used $2.4 million in cash, resulting primarily from purchases of short-term investments of $37.8 million and purchases of property and equipment of $1.3 million, partially offset by proceeds from the sales and maturities of short-term investments of $36.7 million.
For the year ended December 31, 2022, our investing activities used $1.6 million in cash, resulting primarily from purchases of short-term investments of $32.4 million and purchases of property and equipment of $0.8 million, partially offset by proceeds from the sales and maturities of short-term investments of $31.6 million.
Financing Activities
For the year ended December 31, 2023, our financing activities provided $54.6 million of cash consisting primarily of $99.9 million of net proceeds from the issuance of Preferred Stock to Koito, partially offset by the repayment of $45.2 million of short-term debt to Koito.

For the year ended December 31, 2022, our financing activities provided $88.6 million consisting primarily of $47.1 million of net proceeds from the Business Combination and PIPE Investment, $49.2 million of proceeds from the issuance of debt and warrants, $1.7 million from proceeds from issuance of common stock, and $1.0 million from proceeds from common stock option exercises, which was partially offset by repayment of debt of $10.4 million.
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
Stock-Based Compensation
We recognize compensation expenses on stock-based awards granted to our employees and directors based on the estimated grant-date fair value of the awards. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We estimate the fair value of options using the Black-Scholes option-pricing model, which requires objective and subjective assumptions such as the option’s expected term, the fair value of underlying share, risk-free interest rate, expected dividend yield, expected term, and expected volatility of our ordinary shares. The fair value of performance-based stock units with market conditions are measured at the valuation date using the Monte Carlo method. Our assumptions may differ from those used in prior periods. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense and could materially impact our results of operations.
The grant date fair value of our common stock, prior to the closing of the Business Combination on February 10, 2022 was determined using valuation methodologies that utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, risk-free interest rate, and an assumption for a discount for lack of marketability. Subsequent to the Business Combination, the valuation of our common stock is determined using the publicly traded closing price as reported on Nasdaq.
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
The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant dates:

	December 31, 2023	December 31, 2022
Stock price	$3.14	$12.70
Expected volatility	117.0%	79.0%
Risk-free interest rate	5.32%	4.42%
Expected term	1.2 years	2.1 years
Expected dividend yield	0%	0%
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
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through the end of the 2024 fiscal year and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
Interest Rate Risk
As of December 31, 2023, we had cash, cash equivalents and short-term investments of $56.4 million. The short-term investments, which consisted of commercial paper only, carry a low degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S. and to a lesser extent in Germany. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Borrowings under the Secured Term Loan Agreement were denominated in Japanese Yen and exposed us to foreign currency exchange rate risk. Following repayment of the borrowings under the Secured Term Loan Agreement in January 2023, we did not have any indebtedness or cash or cash equivalents denominated in Japanese Yen. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. Should our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Cepton, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cepton, Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Santa Clara, California
March 29, 2024

CEPTON, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$50,406	$31,953
Short-term investments	5,969	3,703
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	3,625	1,301
Inventories	2,396	2,985
Prepaid expenses and other current assets	1,253	6,272
Total current assets	63,649	46,214
Property and equipment, net	1,450	982
Restricted cash	1,283	2,565
Other assets	10,067	555
Total assets	$76,449	$50,316

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,128	$1,979
Operating lease liabilities, current	1,875	211
Accrued expenses and other current liabilities	4,066	2,265
Short-term debt	—	42,587
Total current liabilities	7,069	47,042
Warrant liability	43	440
Earnout liability	93	920
Operating lease liabilities, non-current	8,720	281
Total liabilities	15,925	48,683

Commitments and contingencies (Note 17)
Convertible preferred stock:
Convertible preferred stock – Par value $0.00001 per share – 5,000,000 shares authorized at December 31, 2023 and 2022; 100,000 shares issued and outstanding at December 31, 2023 (aggregate liquidation preference of $104.1 million at December 31, 2023; no shares issued and outstanding at December 31, 2022;	98,891	—

Stockholders’ equity (deficit):
Common stock – Par value $0.00001 per share – 35,000,000 shares authorized at December 31, 2023 and 2022; 15,861,494 and 15,674,781 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	96,583	88,058
Accumulated other comprehensive income	(345)	(366)
Accumulated deficit	(134,605)	(86,059)
Total stockholders’ equity (deficit)	(38,367)	1,633
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$76,449	$50,316
See accompanying notes to the consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Lidar sensor and prototype revenue	$10,270	$5,616
Development revenue	2,786	1,810
Total revenue	13,056	7,426

Lidar sensor and prototype cost of revenue	8,939	6,383
Development cost of revenue	567	849
Total cost of revenue	9,506	7,232
Gross profit	3,550	194

Operating expenses:
Research and development	29,879	33,013
Selling, general and administrative	24,374	28,629
Total operating expenses	54,253	61,642
Operating loss	(50,703)	(61,448)
Other income (expense):
Gain on change in fair value of earnout liability	827	74,078
Gain on change in fair value of warrant liability	397	2,875
Foreign currency transaction loss, net	(757)	(2,168)
Loss on extinguishment of debt	(1,123)	(958)
Other income (expense), net	37	(472)
Interest (expense) income, net	2,792	(2,511)
(Loss) income before income taxes	(48,530)	9,396
Provision for income taxes	(16)	(16)

Net (loss) income	$(48,546)	$9,380

Net (loss) income per share, basic	$(3.08)	$0.64
Net (loss) income per share, diluted	$(3.08)	$0.60
Weighted-average common shares, basic	15,776,387	14,691,793
Weighted-average common shares, diluted	15,776,387	15,572,845

Net (loss) income	$(48,546)	$9,380
Other comprehensive income (loss), net of tax:
Changes in unrealized gain (loss) on available-for-sale securities	2	(6)
Foreign currency translation adjustments	19	(317)
Total other comprehensive loss, net of tax	21	(323)
Comprehensive (loss) income	$(48,525)	$9,057
See accompanying notes to the consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Class F Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2021	5,307,857	$99,470	6,764,531	$—	2,050,534	$—	$7,951	$(43)	$(95,439)	$(87,531)
Conversion of convertible preferred stock to common stock	(5,307,857)	(99,470)	5,307,857	—	—		99,470	—	—	99,470
Conversion of Class F stock to common stock	—	—	2,050,534	—	(2,050,534)	—	—	—	—	—
Reverse recapitalization, net of transaction costs	—	—	1,184,594	—	—		(33,142)	—	—	(33,142)
Exercise of stock options, release of RSUs, and vesting of early exercised options	—	—	199,563	—	—	—	1,110	—	—	1,110
Issuance of common stock to LPC	—	—	129,250	—	—	—	1,880	—	—	1,880
Exercise of Trinity warrants	—	—	23,757	—	—	—	547	—	—	547
Exercise of SVB warrants	—	—	14,695	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	8,258	—	—	8,258
Unrealized gain/loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	(6)	—	(6)
Capital contribution from Secured Term Loan Agreement	—	—	—	—	—	—	1,984	—	—	1,984
Cumulative translation adjustment	—	—	—	—	—	—	—	(317)	—	(317)
Net income	—	—	—	—	—	—	—	—	9,380	9,380
Balance — December 31, 2022	—	$—	15,674,781	$—	—	$—	$88,058	$(366)	$(86,059)	$1,633
Issuance of convertible preferred stock, net of transaction costs	100,000	98,891	—	—	—	—	—	—	—	—
Exercise of stock options and release of RSUs	—	—	203,762	—	—	—	31	—	—	31
Payments of employee taxes related to vested restricted stock units	—	—	(17,049)	—	—	—	(63)	—	—	(63)
Stock-based compensation expense	—	—	—	—	—	—	8,557	—	—	8,557
Unrealized gain/loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	2	—	2
Cumulative translation adjustment	—	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	—	(48,546)	(48,546)
Balance — December 31, 2023	100,000	$98,891	15,861,494	$—	—	$—	$96,583	$(345)	$(134,605)	$(38,367)
See accompanying notes to the consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(48,546)	$9,380
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	496	344
Stock-based compensation	8,572	8,243
Amortization of right-of-use asset	1,596	1,360
Amortization, other	347	1,721
Accretion from short-term investments	(1,157)	(80)
Gain on change in fair value of earnout liability	(827)	(74,078)
Gain on change in fair value of warrant liability	(397)	(2,875)
Loss on impairment of property and equipment	387	—
Loss from extinguishment of debt	1,123	958
Foreign currency transaction loss, net	757	2,168
Other	—	181
Changes in operating assets and liabilities:
Accounts receivable, net	(2,324)	(801)
Inventories	575	(448)
Prepaid expenses and other current assets	4,032	(1,920)
Other long-term assets	202	(296)
Accounts payable	(1,073)	(653)
Accrued expenses and other current liabilities	1,800	99
Operating lease liabilities	(1,086)	(1,611)
Other long-term liabilities	—	311
Net cash used in operating activities	(35,523)	(57,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,292)	(760)
Proceeds from sale of property and equipment	36	—
Purchases of short-term investments	(37,806)	(32,368)
Proceeds from sales of short-term investments	—	8,303
Proceeds from maturities of short-term investments	36,700	23,274
Net cash used in investing activities	(2,362)	(1,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Business Combination and private offering	—	76,107
Payments of Business Combination and private offering transaction costs	—	(29,031)
Proceeds from issuance of Trinity debt and warrants, net of debt discount	—	9,724
Repayment of Trinity debt	—	(10,400)
Repayment of secured term loan with Koito	(45,220)	—
Proceeds from issuance of secured term loan with Koito	—	39,442
Proceeds from issuance of common stock options	31	1,008
Payment of employee taxes related to vested restricted stock units	(63)	—
Proceeds from convertible preferred stock, net of issuance costs	99,884	—
Proceeds from issuance of common stock	—	1,700
Net cash provided by financing activities	54,632	88,550

Effect of exchange rate changes on cash	424	1,862

Net increase in cash, cash equivalents and restricted cash	17,171	30,864
Cash, cash equivalents and restricted cash, beginning of period	34,518	3,654
Cash, cash equivalents and restricted cash, end of period	$51,689	$34,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$63	$983
Cash paid for income taxes	$—	$24
Transaction costs, accrued but not paid	$—	$307
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Purchases of property and equipment in accounts payable	$—	$85
Vesting of early exercised stock options	$—	$101
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,190	$1,827
See accompanying notes to the consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Cepton, Inc., and its wholly owned subsidiaries (collectively, the “Company”), formerly known as Growth Capital Acquisition Corp. (“GCAC”), was originally incorporated in Delaware on January 4, 2010, under the name PinstripesNYS, Inc. GCAC changed its name to Growth Capital Acquisition Corp. on February 14, 2020. GCAC was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 2, 2021, the Company consummated its initial public offering (“IPO”), following which its shares began trading on the Nasdaq National Market (“Nasdaq”). On August 4, 2021, GCAC entered into a Business Combination Agreement (as amended, the “Merger Agreement”) with Cepton Technologies, Inc. (“Legacy Cepton”) and GCAC Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of GCAC. On February 10, 2022 (the “Closing Date”), the transactions contemplated by the Merger Agreement were consummated (the “Business Combination”). In connection with the closing of the Business Combination, GCAC changed its name to Cepton, Inc. and its shares and public warrants began trading on the Nasdaq under the symbols “CPTN” and “CPTNW”, respectively. As a result of the Business Combination, Cepton, Inc. became the owner, directly or indirectly, of all of the equity interests of Legacy Cepton and its subsidiaries.
The Company provides state-of-the-art, intelligent, lidar-based solutions for a range of markets such as automotive, smart cities, smart spaces, and smart industrial applications. The Company’s patented lidar technology enables reliable, scalable, and cost-effective solutions that deliver long-range, high resolution 3D perception for smart applications. The Company is headquartered in San Jose, California, USA.
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
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2023, the Company had cash and cash equivalents of $50.4 million, short-term investment of $6.0 million, and an accumulated deficit of $134.6 million. For the year ended December 31, 2023, the Company incurred an operating loss of $50.7 million and had negative cash flows from operating activities of $35.5 million.
The Company is subject to risks and uncertainties frequently encountered by early-stage companies including, but not limited to, the uncertainty of successfully developing its products, securing certain contracts, building its customer base, successfully executing its business and marketing strategy and hiring appropriate personnel.
To date, the Company has been funded primarily by equity financings (including the Preferred Stock), convertible promissory notes, the net proceeds it received through the Business Combination, the PIPE Investment and private placements of the Legacy Cepton convertible preferred stock. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives.
On September 7, 2023, the Company’s stockholders approved a one-for-ten reverse stock split of the Company’s issued common stock (the “Reverse Stock Split”) and a corresponding reduction in the total number of shares of common stock the Company is authorized to issue (the “Authorized Shares Reduction”). On September 18, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split and Authorized Shares Reduction. The Reverse Stock Split and Authorized Shares Reduction became effective on September 21, 2023 (the “Effective Date”). The par value of the Company’s common stock was not adjusted as a result of the Reverse Stock Split. All of the Company’s share numbers, per share amounts, and related stockholders’ equity (deficit) balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split. In addition, the exercise prices, conversion rates and other terms of the Company’s securities that adjusted pursuant to their terms as a result of the Reverse Stock Split have been presented after giving effect to such adjustments.
Concentration of Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains a substantial portion of its cash and cash equivalents and short-term investments in money market funds, commercial paper, and corporate debt securities. Management believes that the financial institutions that hold its cash, cash equivalents, and short-term investments are financially sound and, accordingly, represent minimal credit risk. Deposits held with banks may exceed the amount of federal insurance limits provided on such deposits.
As of December 31, 2023 and December 31, 2022, three and two customers, respectively, each accounted for more than 10% of accounts receivable.
Customers with revenue equal to or greater than 10% of total revenue for the periods indicated were as follows:

	Year Ended December 31,
	2023	2022
Customer A	52%	43%
Customer B	29%	N/A
Customer C	N/A	20%
Customer D	N/A	12%
Supplier Concentrations
For the year ended December 31, 2023, three supplier vendors accounted for approximately 62% of total accounts payable. For the year ended December 31, 2022, there was one supplier vendor that accounted for a significant portion of accounts payable.
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
Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current year reporting classifications.

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

Restricted Cash

Restricted cash of $1.3 million as of December 31, 2023 consists of funds that are contractually restricted as to usage or withdrawal due to a contractual agreement. This restricted cash balance represents a letter of credit with Citibank, N.A. as a security deposit on its headquarters in San Jose, California, pursuant to an office lease agreement that commenced on February 1, 2023 and continues through April 30, 2028. See Note 17 for further information.

The Company’s restricted cash is classified as non-current based on the expected duration of the restriction.

The total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$50,406	$31,953
Restricted cash	1,283	2,565
Total cash, cash equivalents and restricted cash	$51,689	$34,518

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of any allowance for credit losses, and do not bear interest. The Company evaluates the collectability of accounts receivable balances and has determined the allowance for credit losses based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the financial statement reporting date. As of December 31, 2023 and 2022, there were no allowances for credit losses.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries in Canada, Germany, China, and Japan is the respective local currency whereas the functional currency of the foreign subsidiary in the United Kingdom is the U.S. dollar. For the Canada, Germany, China and Japan entities, assets and liabilities are translated into U.S. dollars at the local current exchange rates in effect at the balance sheet date, and income and expense accounts are translated at the average exchange rates during the period. The resulting translation adjustments are included in accumulated other comprehensive income. Foreign currency translation loss was immaterial for the years ended December 31, 2023 and 2022.
As of December 31, 2022, a portion of the Company’s cash and cash equivalents was denominated in Japanese Yen. In addition, proceeds from the borrowings under the Secured Term Loan Agreement (as defined below) were also denominated in Japanese Yen. Monetary assets and liabilities are measuring into U.S. dollars at the local current exchange rates in effect at the balance sheet date. For the year ended December 31, 2022, a net $2.2 million foreign currency transaction loss was recorded in the Company’s consolidated statements of operation. For the year ended December 31, 2023, a net $0.8 million foreign currency transaction loss was recorded in the Company’s consolidated statements of operations and comprehensive income (loss) resulting from the repayment of the Secured Term Loan with Koito.

Convertible Preferred Stock
The Company records all shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs, if applicable. The convertible preferred stock is recorded outside of permanent stockholders’ equity (deficit) because while it is not mandatorily redeemable, it is contingently redeemable into cash upon the occurrence of an event not solely within the Company’s control. When it is probable that a convertible preferred share will become redeemable, adjustments are recorded to adjust the carrying values. No adjustments were recorded for the years ended December 31, 2023 and December 31, 2022. Refer to Note 10 for more information on the rights, preferences, privileges, and restrictions associated with the convertible preferred stock.
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
The Company’s revenue is derived from product sales of lidar sensors to direct customers as well as from customization of our proprietary lidar capabilities for customers’ applications, referred to herein as development revenue. Revenue is recognized at a point in time when control of the products is transferred to the customer, generally occurring upon shipment in accordance with the terms of the related contract. Amounts billed to customers for shipping and handling are included in the transaction price and are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer. Shipping and handling costs paid by the Company are included in cost of revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting.
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
Costs to obtain a contract
The Company generally expenses the incremental costs of obtaining a contract when incurred because the amortization period for these costs would be less than one year. These costs primarily relate to sales commissions and are recognized upon receiving customer payment, at the time of the customer order, or at the time of product shipment. Commission expense were immaterial for the years ended December 31, 2023 and 2022, which was recorded in selling, general and administrative expense in the Company’s consolidated statements of operations.
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
Cost of Revenue
Cost of revenue is comprised of lidar sensor and prototype cost of revenue and development cost of revenue. Lidar sensor and prototype cost of revenue includes the manufacturing cost of lidar sensors, which primarily consists of personnel-related costs directly associated with the Company’s manufacturing organization, and amounts paid to its third-party contract manufacturers and vendors. The Company’s cost of revenue also includes depreciation and amortization, cost of component inventory, product testing costs, costs of providing services, an allocated portion of overhead, facility and IT costs, warranty costs, excess and obsolete inventory and shipping costs. Development cost of revenue includes similar costs and specifically relates to development contracts and arrangements focused on specific development and customization of lidar capabilities.
Product Warranties
The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Through December 31, 2023, there were immaterial changes to the accrued warranty liability which was recorded in accrued expenses and other current liabilities on the consolidated balance sheet.
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
Advertising
Advertising costs are expensed as incurred and were $0.2 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively, which was recorded in selling, general and administrative expense in the Company’s consolidated statements of operations.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require the testing of a long-lived asset or asset group for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As a result of the cancellation of the GM series production award in December 2023, the Company recognized an impairment loss of $0.4 million associated with long-lived assets acquired specifically for production of ADAS lidar sensors. This loss is included within selling, general and administrative expense in the consolidated statement of operations and comprehensive income. No impairment loss was recognized for the year ended December 31, 2022.
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
Level 1:Quoted prices in active markets for identical instruments
Level 2:Other significant observable inputs (including quoted prices in active markets for similar instruments)
Level 3:Significant unobservable inputs (including assumptions in determining the fair value of certain investments)
Money market funds are highly liquid investments and are actively traded. The pricing information for the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. The Company’s short-term investments consisting of U.S. government agency securities and corporate debt securities are classified as Level 2 within the fair value hierarchy given their fair values are based on other significant observable inputs. As of December 31, 2023, the Company held $33.6 million in money market funds and $6.0 million in short-term investments. As of December 31, 2022, the Company held $10.4 million in money market funds and $3.7 million in short-term investments.

Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount within a range of loss can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Legal costs incurred in connection with loss contingencies are expensed as incurred. As a result of the series production award cancellation, the Company received loss claims from contract manufacturers that include item costs for which the Company believes it is not liable. The Company believes a loss from these specific item costs is reasonably possible but not probable, and therefore no accrual has been made as of December 31, 2023. No material liabilities for loss contingencies were accrued as of December 31, 2022. Refer to Note 17 for more information.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2023 for smaller reporting companies. The Company adopted this standard on January 1, 2024 and the adoption of the standard is not expected to have any material impact to its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize credit losses and impairment of financial assets recorded at amortized cost. Currently, the credit loss and impairment model for loans and leases is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the new current expected credit loss (“CECL”) model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. As the Company is an emerging growth company, the standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2023 using the modified retrospective method, and the adoption of the standard did not have any material impacts to its consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this new pronouncement on its consolidated financial statements disclosures.
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
Transaction Costs
The Company incurred direct and incremental costs of approximately $31.7 million in connection with the Business Combination and the related equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. An approximate additional $2.6 million of transaction costs were recorded in general and administrative expense related to the liability classified instruments assumed subsequent to the Business Combination during 2022. There were no transaction costs related to the Business Combination recorded during 2023.
Transaction Proceeds
Upon closing of the Business Combination and PIPE Investment, the Company received gross proceeds of $76.1 million, offset by total transaction costs of $40.7 million.
Note 3. Revenue
The Company disaggregates its revenue from contracts with customers by country of domicile based on the shipping location of the customer. Total revenue disaggregated by country of domicile is as follows (dollars in thousands):

	Year Ended December 31,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by country of domicile:
Japan	$7,020	54%	$3,948	53%
United States	5,459	42%	2,400	32%
China	386	3%	880	12%
Other	191	1%	198	3%
Total	$13,056	100%	$7,426	100%
As of December 31, 2023 and 2022, the Company had $0.4 million and $0.5 million, respectively, of contract liabilities included in accrued expenses and other current liabilities and no contract assets.

Note 4. Fair Value Measurement
The following table summarize the Company’s assets measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$33,562	$—	$—	$33,562
Total cash equivalents	$33,562	$—	$—	$33,562
Short-term investments:
Commercial paper	$—	$5,969	$—	$5,969
Total short-term investments	—	5,969	—	5,969
Total assets measured at fair value	$33,562	$5,969	$—	$39,531

Liabilities:
Warrant liability	$—	$43	$—	$43
Earnout liability	—	—	93	93
Total liabilities measured at fair value	$—	$43	$93	$136

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$10,437	$—	$—	$10,437
Total cash equivalents	$10,437	$—	$—	$10,437
Short-term investments:
Corporate debt securities	$—	$3,703	$—	$3,703
Total short-term investments	—	3,703	—	3,703
Total assets measured at fair value	$10,437	$3,703	$—	$14,140

Liabilities:
Warrant liability	$—	$440	$—	$440
Earnout liability	—	—	920	920
Total liabilities measured at fair value	$—	$440	$920	$1,360
Cash equivalents consist of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments consist of investment securities with original maturities greater than three months but less than twelve months and are included as current assets in the consolidated balance sheets. For corporate debt securities, the fair value approximates amortized cost basis.
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
Changes in Level 3 liabilities related to earnout liability measured at fair value for the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Balance as of December 31, 2022	$920
Gain on change in fair value of earnout liability	(827)
Balance as of December 31, 2023	$93

The gain on change in the fair value of the earnout liability was shown in the consolidated statement of operations and comprehensive income (loss).
Note 5. Inventories
Inventories consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Raw materials	$1,182	$1,179
Work-in-process	876	1,141
Finished goods	338	665
Total inventories	$2,396	$2,985
Inventories are carried and depicted above at the lower of cost or net realizable value. For the years ended December 31, 2023 and 2022, the Company had write-downs of $1.0 million and $0.4 million, respectively.
Note 6. Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Prepaid insurance	$365	$2,533
Other prepaid expenses	737	1,376
Deferred transaction costs	—	993
Payroll tax receivable	—	865
Other current assets	151	505
Total prepaid expense and other current assets	$1,253	$6,272
Note 7. Property and Equipment, Net
Property and equipment, at cost, consists of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Machinery and equipment	$2,326	$1,445
Automobiles	45	101
Leasehold improvements	235	189
Computer and equipment	116	116
Total property and equipment	2,722	1,851
Less: accumulated depreciation and amortization	(1,272)	(869)
Total property and equipment, net	$1,450	$982
The aggregate depreciation and amortization related to property and equipment was $0.5 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

Table of Contents

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Accrued payroll	$878	$1,300
Accrued expenses and taxes	2,798	375
Deferred revenue	367	525
Warranty reserve	23	65
Total accrued expenses and other current liabilities	$4,066	$2,265
As of December 31, 2023, accrued expenses and taxes includes a $2.2 million accrual related to contractual liabilities arising from the series production award cancellation.

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

For the year ended December 31, 2023, the Company recognized $0.3 million in interest expense in connection with the borrowings under the Secured Term Loan Agreement. Additionally, the Company recognized a $0.8 million foreign currency transaction loss on repayment using the applicable exchange rate on January 24, 2023 and a $1.1 million loss on extinguishment of debt. For the year ended December 31, 2022, the Company recognized $0.8 million in interest expense in connection with the borrowings under the Secured Term Loan Agreement. Additionally, the Company recognized a $4.3 million foreign currency transaction loss on remeasurement using the applicable exchange rate on December 31, 2022.
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
As of December 31, 2023, the Company had authorized 5,000,000 shares of preferred stock, each with par value of $0.00001. As of December 31, 2023, there were 100,000 shares of preferred stock issued and outstanding.
Dividend Provisions
The Preferred Stock ranks senior to the Company’s common stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company and ranks junior to all secured and unsecured indebtedness. The Preferred Stock has an Initial Liquidation Preference of $100.0 million, representing an aggregate Liquidation Preference (as defined below) of $100.0 million upon issuance. At the Company’s election, the Preferred Stock carries a 4.25% per annum dividend if paid in kind or a 3.25% per annum dividend if paid in cash, in each case payable quarterly in arrears. Holders of the Preferred Stock are entitled to the dividend regardless of whether declared by the Company’s board of directors. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The Preferred Stock is also entitled to fully participate in any dividends paid to the holders of common stock in cash, in stock or otherwise, on an as-converted basis.
Liquidation Rights
In the event of any Liquidation, holders of the Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Preferred Stock were converted into common stock. The Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of December 31, 2023, the Liquidation Preference of the Preferred Stock was $104.1 million.
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
As of December 31, 2023, the Company had authorized 35,000,000 shares of common stock, each with a par value of $0.00001. As of December 31, 2023, there were 15,861,494 shares of common stock issued and outstanding. See Note 1 Basis of Presentation and Principles of Consolidation for more information regarding the Reverse Stock Split and Authorized Shares Reduction and the retroactive adjustment therefor in this Report.
Lincoln Park Transaction
On November 24, 2021, Legacy Cepton entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “LPC”), pursuant to which Lincoln Park has agreed to purchase up to $100.0 million of common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period (the “Purchase Agreement”) after the consummation of the Business Combination and certain other conditions set forth in the Purchase Agreement. The Company may, from time to time and at its sole discretion, direct Lincoln Park to purchase common stock in accordance with daily dollar thresholds as determined within the Purchase Agreement. The purchase price per share for common stock will be the lower of: (i) the lowest trading price for shares of common stock on the market in which it is listed, on the applicable purchase date and (ii) the average of the three (3) lowest closing sale price for common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date. In consideration for entering into the Purchase Agreement, the Company issued, as a commitment fee, 5,000 shares of common stock to Lincoln Park on the date of the closing of the Business Combination and subsequently an additional 15,000 shares of common stock 180 days after the date of the closing of the Business Combination (shares adjusted to reflect the Reverse Stock Split).

As of December 31, 2023 and December 31, 2022, 114,251 shares of common stock had been sold to Lincoln Park under the Purchase Agreement for consideration of $1.7 million. For the year ended December 31, 2023, no shares of common stock were sold to Lincoln Park under the Purchase Agreement.
Class F Stock
Holders of Legacy Cepton’s Class F stock were entitled to the same voting rights as the equivalent number of common stock on an as-converted basis, and to receive dividends when, as and if declared by the board of directors. The holders had conversion rights for conversion into shares of common stock and preferred stock. The holders were subject to vesting terms wherein each holder acquired a vested interest in the stock over a service period of four years. Upon the closing of the Business Combination, each share of Legacy Cepton’s Class F stock issued and outstanding was converted to common stock of the Company at the Exchange Ratio.
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
On February 10, 2022, the Company adopted the 2022 Stock Plan (the “2022 Plan”) under which 1,512,314 shares of the Company’s common stock, as adjusted to reflect the Reverse Stock Split, were reserved for issuance to employees, nonemployee directors, consultants, and advisors. Per the terms of the 2022 Plan, in the event any Post Conversion Awards issued and outstanding under the 2016 Plan are cancelled, terminated, or expire, said number of shares will be made available for issuance under the 2022 Plan. The share limit shall automatically increase on the first trading day in January of every calendar year during the term of the 2022 Plan, by an amount equal to the lesser of (i) two percent (2%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of common stock as may be established by the board of directors. As of December 31, 2023, as adjusted to reflect the Reverse Stock Split, there were 1,825,809 shares of common stock reserved for issuance under the 2022 Plan.
Incentive Stock Options and Nonqualified Stock Options
Stock options generally vest over four years, subject to a service condition, with 25% of the awarded stock options vesting on the first anniversary of the grant date and the remaining 75% vesting monthly over the remaining 36 months. The options expire 10 years from grant date.

A summary of the Company’s employee and nonemployee stock option activity for the years ended December 31, 2023 and 2022, as adjusted to reflect the Reverse Stock Split, is presented below:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,664,448	$19.10	7.5	$126,591
Granted	68,105	78.00
Exercised	(173,889)	5.80
Expired/Forfeited	(132,532)	41.60
Outstanding as of December 31, 2022	1,426,132	$21.45	6.5	$6,486
Granted	8,500	4.45
Exercised	(30,685)	1.00
Expired/Forfeited	(145,464)	44.02
Outstanding as of December 31, 2023	1,258,483	$19.22	4.5	$767
Exercisable, December 31, 2023	1,136,831	$16.93	4.2	$767
Vested and expected to vest as of December 31, 2023	1,258,483	$19.22	4.5	$767
For the years ended December 31, 2023 and 2022, the estimated weighted-average grant-date fair value of options granted was $2.03 and $3.15 per share, respectively. As of December 31, 2023 and 2022, there was $2.7 million and $9.0 million of unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted-average period of 1.3 years and 2.0 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0.1 million and $4.8 million, respectively. The Company recognizes forfeitures as they occur.
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

The weighted-average assumptions used in the Black-Scholes option-pricing model for stock options for the years ended December 31, 2023 and 2022, were as follows:

	Year Ended December 31,
	2023	2022
Stock price	$3.70 - $5.30	$14.70 - $94.00
Expected volatility	41%	39 - 41%
Risk-free interest rate	3.75 - 4.28%	1.79 - 3.98%
Expected term	5.84 - 6 years	5.92 - 6 years
Expected dividend yield	—%	—%
Restricted Stock Units
The Company granted RSUs under the 2022 Plan. Each RSU granted under the 2022 Plan represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over a period of one to four years, subject to a service condition. The fair value of RSU is equal to the fair value of the Company’s common stock on the date of grant.
A summary of the Company’s RSU activity for the years ended December 31, 2023 and 2022, as adjusted to reflect the Reverse Stock Split, is presented below:

	RSU Shares	Weighted Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	537,115	$25.60
Released	(18,115)	$23.10
Forfeited	(48,132)	$26.10
Outstanding as of December 31, 2022	470,868	$25.66
Granted	489,762	$10.19
Released	(173,077)	$25.79
Forfeited	(179,524)	$14.81
Outstanding as of December 31, 2023	608,029	$16.36
As of December 31, 2023 and 2022, there was $6.7 million and $9.3 million of unrecognized stock-based compensation expense related to unvested RSUs expected to be recognized over a weighted-average period of 2.0 years and 2.3 years, respectively. The total intrinsic value of RSUs outstanding at December 31, 2023 and 2022, was $1.9 million and $6.0 million, respectively. The Company recognizes forfeitures as they occur.
Performance-based Stock units
For the year ended December 31, 2022, the Company granted 12,300 shares of performance-based stock units (“PSUs”) under the 2022 Plan, with 6,600 shares in the first tranche and 5,700 shares in the second tranche. Each grant consists of two market-based vesting tranches, with the first tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the price of the Company’s common stock exceeds $150.00 per share or (ii) the Company’s market capitalization exceeds $2.1 billion; and the second tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the price of the Company’s common stock exceeds $175.00 per share or (ii) the Company’s market capitalization exceeds $2.5 billion, provided in each case that the applicable stock price or market capitalization goal must be achieved no later than February 10, 2025 for the applicable tranche to vest, and provided further that the vesting of each tranche is subject to the grantee’s continued employment with the Company through the day on which the applicable goal is achieved.
The fair value of the PSUs at valuation date was determined using a Monte Carlo valuation model that utilizes significant assumptions, including expected volatility, dividend yield, stock price as of the valuation date, market capitalization targets and the corresponding share price targets necessary for each tranche of PSUs to vest, expected life, and risk-free rate.
The fair value of the PSUs at valuation date was $0.1 million with weighted-average grant date fair value of $9.77, amortizing over a derived service period of 21 and 22 months for each tranche, respectively. As of December 31, 2023, unrecognized stock-based compensation expense related to PSU’s was immaterial, which was expected to be recognized over a weighted-average period of 1.1 years. Subsequent to December 31, 2023, 5,600 shares of PSUs were cancelled due to resignation of an employee.
The weighted-average fair value of the PSUs was determined using the Monte Carlo simulation model incorporating the following weighted-average assumptions as of grant date on May 3, 2022:

Grant date stock price	$29.80
Expected volatility	74.0%
Risk-free interest rate	2.90%
Expected term	2.8 years
Expected dividend yield	0%
Stock-Based Compensation
For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense related to options granted to employees and non-employees as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$187	$165
Research and development expense	4,124	4,400
Selling, general and administrative expense	4,261	3,678
Total stock-based compensation expense	$8,572	$8,243
The Company capitalized $0.2 million of stock-based compensation expense into inventory for the years ended December 31, 2023 and 2022. There were no modifications during the year ended December 31, 2023. For the year ended December 31 2022, the Company recognized additional stock-based compensation expense of $0.4 million as a result of modification related to a cancelled option and accelerated RSUs.
Note 13. Earnout Liability
In addition to the shares issued upon closing of the Business Combination (see Note 2), additional contingent shares (“Earnout Shares”) are payable to each holder of common stock and/or options receiving consideration in the Business Combination, in the amounts set forth below:

(a)
If the closing share price of the Company’s common stock equals or exceeds $150.00 per share for any 20 trading days within any consecutive 30-trading day period that occurs after February 10, 2022 and on or prior to February 10, 2025, then, the Company will issue to each holder of common stock that is entitled to Earnout Shares a number of shares of common stock equal to such holder’s pro rata portion of 700,000 shares.

(b)
If the closing share price of the Company’s common stock equals or exceeds $175.00 per share for any 20 trading days within any consecutive 30-trading day period that occurs after February 10, 2022 and on or prior to February 10, 2025, the Company will issue to each holder of common stock that is entitled to Earnout Shares a number of shares of common stock equal to such holder’s pro rata portion of 600,000 shares.

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

The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant dates:

	December 31, 2023	December 31, 2022
Stock price	$3.14	$12.70
Expected volatility	117.0%	79.0%
Risk-free interest rate	5.32%	4.42%
Expected term	1.2 years	2.1 years
Expected dividend yield	0%	0%
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
For the year ended December 31, 2023, the Company recorded a gain of $0.8 million in the consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability. As of December 31, 2023, the balance of the earnout liability was approximately $0.1 million. For the year ended December 31, 2022, the Company recorded a gain of $74.1 million in the consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability. As of December 31, 2022, the balance of the earnout liability was approximately $0.9 million.
Note 14. Warrants
Common Stock Warrants Assumed in Business Combination
As part of GCAC’s initial public offering, 8,625,000 Public Warrants were sold. The terms of outstanding warrants and equity-based awards (including exercise price and number of shares issuable thereunder) were proportionately adjusted to reflect the Reverse Stock Split. The as-adjusted terms of the Public Warrants provide that every ten shares of common stock that could have been purchased pursuant to the exercise of warrants prior to the Effective Date represent one share of common stock that may be purchased pursuant to such warrants following the Effective Date. The exercise price for each warrant following the Effective Date equals the product of 10 multiplied by the exercise price prior to the Effective Date; accordingly, the exercise price for the Company’s warrants is $115.00 per share following the Effective Date. The Public Warrants may be exercised only for a whole number of shares of common stock. The Public Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Public Warrants are listed on Nasdaq under the symbol “CPTNW”.
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
Simultaneously with GCAC’s initial public offering, GCAC consummated a private placement of 5,175,000 Private Placement Warrants with the Sponsor. The Private Placement Warrants are identical to the Public Warrants, including with respect to the Reverse Stock Split adjustments described above, except that the Private Placement Warrants are non-redeemable so long as they are held by the initial purchasers or such purchaser’s permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private

Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company concluded the Private Placement Warrants meet the criteria for liability classification due to the existence of a settlement provision that adjusts the settlement amount based on who the holder of the warrant is (i.e., permitted vs. non-permitted transferees). This provision causes the Private Placement Warrants to not be indexed to the Company’s own shares, resulting in liability classification. Upon consummation of the Business Combination, the fair value of the Private Placement Warrants was recorded at a value of approximately $2.6 million. The fair value of the Private Placement Warrants was immaterial on December 31, 2023. For the year ended December 31, 2023 , the Company recorded a gain of $0.4 million and in the consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability. For the year ended December 31, 2022, the Company recorded a gain of $2.1 million in the consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability.
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
On January 4, 2022, in connection with the Trinity Loan Agreement, Legacy Cepton issued a warrant to purchase 96,998 shares of Legacy Cepton’s common stock with an exercise price of $16.89 per share. The warrant was immediately exercisable and expires on January 4, 2032. The Company concluded the warrant meets the criteria for liability classification due to the existence of contingent settlement provisions that could result in holders receiving differing amounts of shares depending on the Company’s stock price or the price paid in a change of control. Because the settlement is not solely determined by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event, this causes the warrant to not be indexed to the Company’s own shares, resulting in liability classification. The fair value of the warrant was initially estimated to be $1.3 million using the Black-Scholes valuation model. Immediately prior to the consummation of the Business Combination, the Trinity warrants were net exercised and subsequently converted into shares of common stock. For the year ended December 31, 2022, the Company recorded a gain of $0.7 million in the consolidated statement of operations and comprehensive income (loss).
Note 15. Income Taxes
(Loss) income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(48,606)	$9,620
Foreign	76	(224)
(Loss) income before income taxes	$(48,530)	$9,396

Provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Foreign	16	16
Total Current	16	16

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Provision for income taxes	$16	$16

The effective tax rate of the Company's provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022
U.S. federal provision (benefit) at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	1.6	(19.4)
Other permanent items	(0.6)	(0.8)
Stock-based compensation	(2.7)	4.4
Research and development credits	1.1	(8.3)
Transaction costs	—	(8.2)
Change in valuation allowance	(21.1)	183.5
Remeasurement of earnout liability	0.5	(172.1)
Effective tax rate	(0.1)%	0.2%

For the year ended December 31, 2023, the difference in the Company’s effective tax rate and the U.S. federal statutory tax rate was primarily due to the Company’s full valuation allowance on its U.S. deferred tax assets. For the year ended December 31, 2022, the difference in the Company’s effective tax rate and the U.S. federal statutory tax rate was primarily due to remeasurement of earnout liability, transaction costs, and the Company’s full valuation allowance on its U.S. deferred tax assets.

The Company’s deferred income tax assets and liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$33,441	$28,199
Section 174 capitalized research and development expenses	8,851	5,489
Research and development credits	6,765	5,319
Operating lease liabilities	2,263	107
Stock-based compensation	1,592	1,373
Other	616	769
Total deferred tax assets	53,528	41,256
Valuation allowance	(51,384)	(41,159)
Total deferred tax assets after valuation allowance	2,144	97
Deferred tax liabilities:
Operating lease right-of use assets	(2,144)	(97)
Total deferred tax liabilities	(2,144)	(97)
Net deferred tax assets (liabilities)	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that the Company assesses that realization is “more likely than not”. Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance as of December 31, 2023 and 2022. The Company’s valuation allowance balance increased by $10.2 million and $17.3 million for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the Company had total net operating loss carryforwards for federal income tax purposes of approximately $144.9 million and $119.8 million, respectively, out of which $7.6 million net federal operating loss carryforwards will begin to expire in 2037 if not utilized. For tax years beginning January 1, 2018 onward, any federal net operating losses generated can be carried forward indefinitely, as opposed to the original expiration of 20 years. The Company also had a state net operating loss carryforward of approximately $44.7 million and $46.4 million as of December 31, 2023 and 2022, respectively, which will expire beginning in the year 2037.
As of December 31, 2023 and 2022, the Company had federal research and development credit carryforwards of approximately $5.8 million and $4.3 million, respectively, which begin to expire in 2038, and California research and development credit carryforward of approximately $6.9 million and $5.8 million, respectively, which do not expire.
Utilization of the net operating loss carryforwards and the research and development credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards and the research and development credits before utilization. The amount of such elimination, if any, has not been determined.
As of December 31, 2023 and 2022, the total amount of unrecognized tax benefits was $5.1 million and $4.0 million, respectively, none of which would affect income tax expense, if recognized, after consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The following table summarizes the aggregate changes in the total gross amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Unrecognized tax benefits as of the beginning of the year	$4,029	$2,569
Increases related to prior year tax provisions	—	244
Increase related to current year tax provisions	1,059	1,216
Unrecognized tax benefits as of the end of the year	$5,088	$4,029

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
Note 16. Leases
The Company leases office and manufacturing facilities under non-cancellable operating leases expiring at various dates through April 2028. The Company’s lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method on January 1, 2022.
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
The components of lease expense for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$3,074	$1,516
Variable lease cost	813	845
Total operating lease cost	$3,887	$2,361
Supplemental cash flow information for the years ended December 31, 2023 and 2022 related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$2,564	$1,838
Right of use assets obtained in exchange for lease obligations:
Operating leases	$11,190	$1,827

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$10,038	$445
Operating lease liabilities:
Operating lease liabilities, current	$1,875	$211
Operating lease liabilities, non-current	8,720	281
Total operating lease liabilities	$10,595	$492
The operating lease right-of-use assets were recorded in other assets in the consolidated balance sheets.
Weighted average remaining term and discount rates were as follows (term in years):

	December 31, 2023	December 31, 2022
Weighted average remaining lease term	4.27	3.06
Weighted average discount rate	14.48%	13.78%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,
2024	$3,250
2025	3,328
2026	3,324
2027	3,368
Thereafter	847
Total undiscounted lease payments	$14,117

Less: Present value adjustment for minimum lease commitments	(3,522)
Net Lease Liabilities	$10,595
Note 17. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in various legal claims, litigation and other matters that arise in the normal course of its operations. Although there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that none of these claims, actions or proceedings are likely to have a material adverse effect on the Company’s financial position. In addition, the Company’s accounting policy is to recognize legal fees as they are incurred.
The Company records accruals for its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. There were no loss contingencies associated with legal claims, actions or litigation as of December 31, 2023 or December 31, 2022.
Contract Manufacturer Loss Contingencies
As a result of the cancellation of the series production award in December 2023, the Company cancelled production contracts with certain contract manufacturers. This led to the Company’s receipt of project loss claims from contract manufacturers prior to December 31, 2023. The loss claims include item costs for which the Company believes it is not liable based on contractual rights and obligations created by legal agreements with the contract manufacturers. The Company believes that a loss from these specific item costs is reasonably possible but not probable, and as a result no accrual has been made as of December 31, 2023. As of December 31, 2023, the Company estimates the reasonably possible range of loss to be from zero to approximately $1.3 million. The Company will continue to assess the situation with its contract manufacturers and will update its position as needed.
Other Contingencies
As a result of the series production award cancellation, the Company sent a claim to Koito seeking recovery of a significant amount in project losses. The claim covers costs associated with materials, tooling, engineering, and other related project costs. The Company is seeking recovery during the first quarter of 2024, however a formal recovery timeline has not been agreed to and is unknown at this time. As of December 31, 2023, the Company determined recovery was uncertain and the claim amount was neither estimable, realized nor realizable. Therefore, a gain contingency was not recognized in the Company’s financial statements.
Note 18. Related Party Transactions
Investment Agreement and Investor Rights Agreement with Koito
On October 27, 2022, the Company entered into the Investment Agreement with Koito pursuant to which, among other things, at the closing of the transactions, and based on the terms and subject to the conditions set forth therein, the Company issued and sold to Koito 100,000 shares of Preferred Stock, for a purchase price of $100.0 million. The issuance and sale of the Preferred Stock and related matters were approved by the Company’s stockholders on January 11, 2023, and the Preferred Stock was issued to Koito on January 19, 2023. See Note 10 to the consolidated financial statements for further information. At the closing of the issuance of the Preferred Stock, the Company and Koito entered into the Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, the Company ensured that two designees of Koito sat on the Company’s board of directors immediately following the issuance of the Preferred Stock. The Investor Rights Agreement also provides for certain investor consent, preemptive, registration, and termination rights, which contain certain provisions that limit the Company’s ability to access additional sources of funding without Koito’s consent.
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
For the year ended December 31, 2023, the Company recognized $0.3 million in interest expense in connection with the borrowings under the Secured Term Loan Agreement with Koito. Additionally, the Company recognized a $0.8 million foreign currency transaction loss on remeasurement using the applicable exchange rate on December 31, 2023. For the year ended December 31, 2022, the Company recognized $0.8 million in interest expense in connection with the borrowings under the Secured Term Loan Agreement. Additionally, the Company recognized a $4.3 million foreign currency transaction loss on remeasurement using the applicable exchange rate on December 31, 2022.
Koito Letter of Intention
On December 21, 2023, the Company received a non-binding indication of interest from Koito to acquire (the “Proposed Transaction”) 100% of the outstanding shares of the Company not already owned by Koito or certain other potential rollover participants including Dr. Jun Pei, Cepton’s President and Chief Executive Officer (collectively, the “Rollover Participants”). Koito has stated in the indication of interest that the terms of any potential agreement between Cepton and Koito would be contingent on certain conditions, including, in particular, satisfactory completion of due diligence review, rollover by the Rollover Participants, retention of key employees, negotiation and agreement of transaction structure and transaction documents, approval of the Proposed Transaction by the board of directors of Koito, and approval by a simple majority vote of the outstanding shares of Cepton.

The Company’s Board of Directors, through a special committee thereof, is currently evaluating Koito’s indication of interest within the context of the ongoing review of various alternatives and in consultation with any financial and legal advisors it may retain.
Transactions with Koito
Koito is an automotive tier 1 partner of the Company and sales to Koito accounted for 52% and 43% of our total revenues for the years ended December 31, 2023 and 2022, respectively. Revenue generated from Koito was $6.7 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively. Accounts receivable from Koito was $2.1 million as of December 31, 2023 and was $1.0 million as of December 31, 2022.
In December 2023, Koito informed the Company that GM, which awarded Koito the series production award, had decided to re-scope its ADAS product offerings and, as a result, Koito cancelled all outstanding purchase orders to the Company that relate to the GM series production award. As is customary when an automotive program changes, the Company submitted project investment cost recovery related to the cancellation. See Note 17 to our consolidated financial statements in this Report for further information
Note 19. Basic and Diluted Net Income (Loss) Per Share
The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The Company was in a net loss position for the year ended December 31, 2023 and a net income position for the year ended December 31, 2022. The Company considers its convertible preferred stock to be participating as the holders have non-forfeitable dividend rights in the event of the declaration of a dividend for shares of common stock. When the Company is in a net loss position, the net loss attributable to common stockholders is not allocated to the convertible preferred stock under the two-class method as these securities do not have a contractual obligation to share in losses. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding. During the periods when there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following tables present reconciliations of the denominators of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2023	2022
Denominator:
Weighted-average common shares outstanding – Basic	15,776,387	14,691,793
Stock options to purchase common stock and RSUs (1)	—	881,052
Weighted-average common shares outstanding - Diluted	15,776,387	15,572,845

(1)	Includes the weighted-average unvested shares subject to repurchase of 9,083 for the year ended December 31, 2022.
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022
Stock options to purchase common stock and RSUs	1,850,720	5,002,191
Preferred Stock on an as-converted basis	4,026,564	—
Total	5,877,284	5,002,191
As of December 31, 2023 and 2022, 1,300,000 Earnout Shares were excluded from the table above because the shares are considered contingently issuable and the required common share price milestones were not achieved as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, 13,800,000 common stock warrants (which are exercisable for an aggregate of 1,380,000 shares of common stock) were excluded from the table above as no shares were issuable under the treasury stock method of computing diluted earnings per share.

Note 20. Segments
The Company conducts its business in one operating segment that develops and produces lidar sensors for use in Automotive and Smart Infrastructure industries. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis, accompanied by disaggregated information about sales and gross margin by product group. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Long-lived assets of the Company located in its country of domicile, the United States, are approximately 100%.
Note 21. Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through March 29, 2024, the issuance date of the consolidated financial statements.

New Series Production

In March 2024, Cepton, alongside its tier 1 partner, Koito, were notified of a new series production; however, the details have not yet been finalized.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Based on this review, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were not effective as of December 31, 2023 due to the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting
As discussed elsewhere in this Report, we completed the Business Combination on February 10, 2022. Prior to the consummation of the Business Combination, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements as of December 31, 2021, we identified a material weakness in our internal control over financial reporting, which continued to exist with respect to our internal control over financial reporting as of December 31, 2023:

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

Changes in Internal Control Over Financial Reporting

Other than in connection with executing upon the implementation of remediation measures as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Insider Trading Arrangements
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of certain of our directors and executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers
Jun Pei	55	President, Chief Executive Officer & Chairman of the Board
Dong (Dennis) Chang	55	Interim Chief Financial Officer
Dongyi Liao	48	Chief Technology Officer
Liqun Han	54	Chief Operating Officer
Mitchell Hourtienne	44	Chief Commercial Officer
Non-Employee Directors
Jun Ye	57	Director
Takayuki Katsuda	61	Director
Hideharu (Harry) Konagaya	60	Director
George Syllantavos	59	Director
Mei (May) Wang	54	Director
Xiaogang (Jason) Zhang	58	Director
Executive Officers
Dr. Jun Pei. Dr. Pei has served as our President, Chief Executive Officer and Chairman of the Board since February 2022. Prior to the Business Combination, Dr. Pei served as the CEO of Legacy Cepton since co-founding the company in 2016 until February 2022. Before that, Dr. Pei served as the CEO and founder of AEP Technology, Inc., an optical instrumentation company, from November 2010 to July 2017 and as a general manager of acoustic and lidar engineering at Velodyne Lidar, Inc., a lidar technology company, from May 2007 to November 2010. Dr. Pei received his Ph.D. in Electrical Engineering from Stanford University

Dong (Dennis) Chang. Mr. Chang has served as our Interim Chief Financial Officer since January 2024. Mr. Chang has served as the Company’s Sr. Vice President of Manufacturing since December 2023, and previously served as Vice President of Manufacturing for the Company since February 2022. Prior to that, he served as Vice President of Manufacturing for Legacy Cepton since May 2019. Prior to joining Cepton Technologies, Inc., Mr. Chang served as an Engineering Manager at Bromic Group Pty Ltd from October 2017 to April 2019. Mr. Chang has an M.B.A. from Macquarie University and a Bachelor of Engineering in Automobile Engineering from Tsinghua University.

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

Mitchell Hourtienne. Mr. Hourtienne has served as our Chief Commercial Officer since September 2023. Mr. Hourtienne previously served as the Senior Vice President of Business Development of the Company from February 2022 to August 2023, as the Vice President of Business Development of Legacy Cepton from February 2021 to January 2022, and Senior Director of Business Development from December 2019 to January 2021, and Director of Business Development from

March 2018 to November 2019. Prior to Cepton, Mr. Hourtienne had worked at Sensata, Freescale Semiconductor, Infineon Technologies and Siemens VOD Automotive, leading efforts in product marketing and sales. Mr. Hourtienne has an MBA from the College of William and Mary and a B.S. in Electrical Engineering from Kettering University.
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
Takayuki Katsuda. Mr. Katsuda has served as a member of our Board since February 2022, and previously served as a member of the Legacy Cepton board from June 2019 to January 2022. Mr. Katsuda has served as the Senior Managing Corporate Officer and Head of Engineering Headquarters of Koito since June 2023. Mr. Katsuda previously served as the Managing Corporate Officer from June 2022 to May 2023, Director and Managing Corporate Officer from June 2019 to May 2022, and full-time Advisor from April 2016 to May 2019. Prior to Koito, Mr. Katsuda served as the Chief Engineer, Product Planning at Lexus International from January 2007 to March 2016. Mr. Katsuda holds a degree in Aeronautical Engineering from Kyushu University.
Hideharu (Harry) Konagaya. Mr. Konagaya has served as a member of our Board since January 2023. Since 2023, Mr. Konagaya also serves as the Executive Vice President and Head of the Procurement Department of Koito. Mr. Konagaya previously served as the Senior Managing Director, Head of the Finance & Accounting Department, and Head of the Procurement Department of Koito since 2017, and had held various positions within Koito prior to that. Mr. Konagaya has a degree in Industrial Management from the Faculty of Science and Engineering, Waseda University, in Japan.
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
Corporate Governance
Board Composition

Our Board is currently comprised of seven directors. Under our amended and restated certificate of incorporation (the “Certificate of Incorporation”), our Board is divided into three classes, each serving a staggered three-year term and with one class being elected at each year’s annual meeting of stockholders as follows:

•Class A, which consists of Dr. Jun Ye, Dr. Mei (May) Wang, and Mr. Hideharu (Harry) Konagaya, whose terms will expire at the 2026 annual meeting of stockholders;

•Class B, which consists of Mr. George Syllantavos and Mr. Xiaogang (Jason) Zhang, whose terms will expire at the 2024 annual meeting of stockholders; and

•Class C, which consists of Dr. Jun Pei and Mr. Takayuki Katsuda, whose terms will expire at the 2025 annual meeting of stockholders.

At each annual meeting of stockholders to be held after the initial classification, directors for that class will be elected for a three-year term at the annual meeting of stockholders in the year in which the term expires. Each director’s term is subject to the election and qualification of his or her successor, or his or her earlier death, disqualification, resignation or removal. Subject to any rights applicable to any then outstanding preferred stock, any vacancies on our Board may be filled only by the affirmative vote of a majority of the directors then in office. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our Board may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least two-thirds of our voting securities. See “Certain Relationships and Related Party Transactions—Investor Rights Agreement” under Item 13. Certain Relationships and Related Transactions, and Director Independence below for more information regarding Koito’s rights to nominate directors for election to our Board.
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
Item 11. Executive Compensation

This section describes the material components of the executive compensation program for certain of our executive officers and our directors. All share numbers, and the per-share exercise price of stock options, reported in this section have been adjusted to reflect the Reverse Stock Split.
Executive Compensation
Our compensation program is designed to align executives’ compensation with our business objectives and the creation of stockholder value, while helping us to continue to attract, motivate and retain individuals who contribute to the long-term success of the company. Compensation for our executive officers has three primary components: base salary, an annual cash incentive bonus opportunity, and long-term equity-based incentive compensation granted under our 2022 Plan.
Our Compensation Committee reviews our executive officers’ overall compensation packages on an annual basis (or more frequently as it deems warranted) to help ensure we continue to attract and retain highly talented executives and provide appropriate incentives to create additional value for our stockholders.
As an emerging growth company and a smaller reporting company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” (as such term is defined under applicable securities laws), which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. In certain circumstances, the compensation of former executive officers may also need to be disclosed. The table below sets forth the annual compensation for services rendered during 2023 (and 2022, if required under SEC rules) by these executive officers, also referred to as our “named executive officers” (or “NEOs”).
Summary Compensation Table - Fiscal Years 2023 and 2022

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Jun Pei	2023	320,000	—	238,273	—	—	—	—	558,273
Chief Executive Officer	2022	312,385	—	596,000	—	—	—	—	908,385
Mr. Mitchell Hourtienne(2)	2023	280,000	—	302,683	—	—	—	72,390	655,073
Chief Commercial Officer
Dr. Dongyi Liao(3)	2023	280,000	—	328,483	—	—	—	—	608,483
Chief Technology Officer
____________
(1) Represents the aggregate grant date fair value of the stock awards and option awards granted to the named executive officer in 2023 and 2022 respectively. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of equity incentive awards contained in Note 12, Stock-Based Compensation within this Report. The amounts reported in these columns reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the named executive officer pursuant to the awards.

(2) Mr. Hourtienne has served as our Chief Commercial Officer since September 2023. He did not serve in an executive officer position during 2022.

(3) Dr. Liao has served as our Chief Technology Officer since March 2023. He was not a named executive officer in 2022.
Outstanding Equity Awards as of December 31, 2023
The following table provides information regarding outstanding stock options and restricted stock units held by each of our NEOs as of December 31, 2023, including the vesting dates for the portions of these awards that had not vested (and the fair market value of unvested restricted stock units) as of that date. Our NEOs did not hold any other outstanding equity awards as of that date.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Dr. Jun Pei	—	—	—	—	10,000(2)	$31,400	—	—
					19,692(6)	$61,833	—	—
Mr. Mitchell Hourtinne	52	—	$6.80	12/20/2028	—	—	—	—
	920	—	$9.70	11/20/2029	—	—	—	—
	3,682	255(3)	$10.20	2/26/2030	—	—	—	—
	4,725	1,397(4)	$12.60	12/24/2030	—	—	—	—
	17,352	7,140(5)	$12.60	2/12/2031	—	—	—	—
	—	—	—	—	—	—	6,700(10)	$21,038
	—	—	—	—	10,000(2)	$31,400	—	—
	—	—	—	—	17,230(7)	$54,102	—	—
	—	—	—	—	20,000(8)	$62,800	—	—
Dr. Dongyi Liao	97,969	—	$1.00	2/9/2027	—	—	—	—
	24,492	—	$1.00	5/30/2027	—	—	—	—
	61,230	—	$6.80	9/19/2028	—	—	—	—
	59,955	1,275(3)	$10.20	2/26/2030	—	—	—	—
	—	—	—	—	10,000(2)	$31,400	—	—
	—	—	—	—	17,230(7)	$54,102	—	—
	—	—	—	—	20,000(9)	$62,800	—	—
____________
(1) The amounts in these columns have been determined by multiplying the number of shares or units, as applicable, by the closing price of a share of our common stock on December 29, 2023 (i.e., the last trading day of fiscal 2023).
(2) The RSUs subject to this award vest in one installment on May 20, 2024.
(3) The unvested portion of this option vests in one installment on January 31, 2024.
(4) The unvested portion of this option vests in 11 monthly installments from January 23, 2024 through November 23, 2024.
(5) The unvested portion of this option vests in 14 monthly installments from January 8, 2024 through February 8, 2025.
(6) The RSUs subject to this award vest in three equal installments on February 20, 2024, February 20, 2025, and February 20, 2026.
(7) The RSUs subject to this award vest in the following installments: 5,744 RSUs vest on February 20, 2024, 5,743 RSUs vest on May 20, 2025 and 5,743 RSUs vest on May 20, 2026.
(8) The RSUs subject to this award vest in four equal installments on November 20, 2024, November 20, 2025, November 20, 2026, and November 20, 2027.
(9) The RSUs subject to this award vest in four equal installments on May 20, 2024, May 20, 2025, May 20, 2026, and May 20, 2027.
(10) Represents performance-based stock units (“PSUs”), each of which represents a contingent right to receive one share of the Company’s common stock. The award will vest as to 3,600 of the PSUs if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the Company’s closing stock price (in regular trading) exceeds $150.00 per share or (ii) the Company’s market capitalization exceeds $2.1 billion; and will vest as to the remaining 3,100 PSUs if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the Company’s closing stock price (in regular trading) exceeds $175.00 per share or (ii) the Company’s market capitalization exceeds $2.5 billion, provided in each case that the applicable stock price or market capitalization goal must be achieved no later than February 10, 2025 for the applicable tranche to vest, and provided further that the vesting of each tranche is subject to continued employment with the Company through the day on which the applicable goal is achieved.
Equity Grants in 2023
On February 8, 2023, Dr. Jun Pei, Mr. Mitchell Hourtienne, and Dr. Dongyi Liao were each granted an award, consisting of 19,692, 17,230, and 17,230 RSUs, respectively, that will vest in three equal installments on February 20, 2024, February 20, 2025, and February 20, 2026. Dr. Dongyi Liao was granted an additional award of 20,000 RSUs on March 14, 2023 that will vest in four equal installments on May 20, 2024, May 20, 2025, May 20, 2026, and May 20, 2027. Mr. Mitchell

Hourtienne was granted an additional award of 20,000 RSUs on September 18, 2023 that will vest in four equal installments on November 20, 2024, November 20, 2025, November 20, 2026, and November 20, 2027. Each of these awards was granted under, and is subject to the terms of, the 2022 Plan.
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
Non-Equity Incentive Plan Compensation
While each of the NEOs was eligible to receive a discretionary cash bonus for 2023, the Compensation Committee determined not to award any cash bonuses to any of the NEOs for that year.
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
The agreements for Mr. Mitchell Hourtienne and Dr. Dongyi Liao each provide the executive will receive an initial annual base salary of $280,000 and is eligible for an annual discretionary bonus as determined by the Compensation Committee and to participate in the Company’s benefit plans made available to employees generally. If the executive’s employment with the Company is terminated by the Company without “cause” or by the executive for “good reason” (as defined in the agreement), the executive will receive severance of 12 months base salary, payable in installments over a 12-month period, payment of his COBRA premiums for 12 months, and 12 months’ accelerated vesting of his then-outstanding and unvested equity awards granted by the Company. However, if such a termination of the executive’s employment occurs in connection with or within 18 months following a change in control of the Company, the executive’s severance will equal the sum of 12 months of his base salary and his annual target bonus for the year of termination (or, if no target bonus has been established, the amount of his actual bonus for the prior year) and will be paid in a lump sum, and his then-outstanding equity awards granted by the Company will be fully vested. In each case, the executive’s right to receive these severance benefits is subject to his providing a release of claims to the Company and his continued compliance with his confidentiality, non-solicitation and other covenants in favor of the Company.
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
Non-Employee Director Compensation
Under our Director Compensation Policy, which was adopted on June 30, 2022, annual compensation for the members of our Board who are not employed by us or any of our subsidiaries (referred to in this section as “non-employee directors”) consists of an annual cash retainer, an additional cash retainer for non-employee directors serving in certain positions as described below, and equity awards as described below. Members of the Board are also reimbursed for their reasonable out-of-pocket expenses, including travel and lodging, incurred in attending meetings of the Board and Board committees or in connection with Board-related business, in each case consistent with our expense reimbursement policy. Our Board reserves the right to modify the Director Compensation Policy from time to time. Non-employee directors that the Board determines are not independent under applicable listing rules are not eligible for compensation under our Director Compensation Policy.
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
Equity Compensation
Our Director Compensation Policy provides that on the date of our annual meeting of stockholders, each non-employee director continuing in office after that date will be granted an award of restricted stock units (“RSUs”) under our equity incentive plan, with the number of RSUs covered by the award to be determined by dividing $120,000 by the closing price of our stock on the grant date (or the preceding trading day if the grant date is not a trading day), rounded to the nearest whole share. The award will be scheduled to vest on the day immediately preceding our next annual meeting of shareholders (or, if earlier, the first anniversary of the grant date), subject to the non-employee director’s continued service on the Board.
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

On May 18, 2023, we granted each of Dr. Mei (May) Wang, Mr. Xiaogang (Jason) Zhang and Mr. George Syllantavos an award of 10,000 RSUs, with each such award to vest on the date of our 2024 annual meeting of stockholders (or, if earlier, on May 18, 2024).
Director Compensation Table - Fiscal 2023
The following table sets forth the total compensation paid to our non-employee directors for their service on our Board during fiscal 2023. Dr. Jun Pei, who is employed by us, does not receive any compensation for his service on the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)

George Syllantavos	68,000	38,700	—	—	106,700
Dr. Mei (May) Wang	58,000	38,700	—	—	96,700
Dr. Jun Ye(3)	—	—	—	—	—
Xiaogang (Jason) Zhang	59,583	38,700	—	—	98,283
Takayuki Katsuda(4)	—	—	—	—	—
Hideharu (Harry) Konagaya(4)	—	—	—	—	—
____________
(1) Represents the aggregate grant date fair value of the stock awards and option awards granted to the non-employee director in 2023. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of equity incentive awards contained in Note 12, Stock-Based Compensation within this Report. The amounts reported in these columns reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the non-employee director pursuant to the awards.
(2) The aggregate number of outstanding and unvested RSUs and outstanding and unexercised stock options held by each non-employee director as of December 31, 2023 are set forth below. No non-employee director held any other outstanding equity awards as of that date.

Name	Number of Outstanding Stock Awards as of 12/31/23	Number of Outstanding Stock Options as of 12/31/23

George Syllantavos	10,000	—
Dr. Mei (May) Wang	10,000	—
Dr. Jun Ye	—	—
Xiaogang (Jason) Zhang	10,000	—
Takayuki Katsuda	—	—
Hideharu (Harry) Konagaya	—	—

(3) Dr. Jun Ye declined the compensation he would have otherwise been entitled to receive under our Director Compensation Policy for his service on the Board during 2023.
(4) Mr. Takayuki Katsuda and Mr. Hideharu (Harry) Konagaya are not eligible for compensation under our Director Compensation Policy due to their association with Koito.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 8, 2024 for:
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
We have based our calculation of the percentage of beneficial ownership on 15,920,917 shares of our common stock outstanding as of March 8, 2024. In accordance with SEC rules, we have deemed shares of our common stock subject to stock options or warrants that are currently exercisable or exercisable within sixty (60) days of the date of March 8, 2024 and shares of our common stock underlying RSUs that are currently releasable or releasable within sixty (60) days of March 8, 2024 to be outstanding and to be beneficially owned by the person holding the common stock, options, warrants or RSUs for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Cepton, Inc., 399 West Trimble Road, San Jose, California, 95131. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name and Address of Beneficial Owners	Number of Shares of common stock Beneficially Owned	%
5% Holders:
Koito Manufacturing Co., Ltd.(1)	5,946,705	29.9%
Mark McCord(2)	1,031,771	6.5%
Yupeng Cui(3)	963,098	6.0%

Executive Officers and Directors:
Dr. Jun Pei(4)	2,579,098	16.2%
Dr. Jun Ye(5)	2,591,695	16.3%
Dr. Dongyi Liao(6)	260,065	1.6%
Mitchell Hourtienne(7)	32,924	*
George Syllantavos(8)	95,342	*
Takayuki Katsuda(9)	—	—%
Hideharu (Harry) Konagaya(10)	—	—%
Dr. Mei (May) Wang(11)	7,692	*
Xiaogang (Jason) Zhang(11)	7,692	*
Directors and executive officers as a group (eleven individuals)	5,923,451	35.8%
____________
* Less than one percent.

(1) Beneficial ownership information is based on Amendment No. 6 to the Schedule 13D filed by Koito on December 21, 2023. Includes 3,984,231 shares of common stock into which the 100,000 shares of non-voting Series A Convertible Preferred Stock, par value $0.00001 per share (the “Preferred Stock”) owned by Koito are convertible (taking into account dividends accrued but unpaid as of September 30, 2023), subject to adjustment, at any time. The business address of Koito is 5-1-18, Kitashinagawa, Shinagawa-ku, Tokyo, Japan.

(2) Consists of 847 shares of common stock owned by Dr. McCord and 1,030,924 shares of common stock owned by the McCord Trust, dated January 7, 2020, of which Dr. McCord is a trustee.

(3) Consists of 963,098 shares of common stock.

(4) Consists of: (i) 132,273 shares of common stock owned by Dr. Pei, (ii) 1,399 shares of common stock held by Dr. Pei’s spouse and (iii) 2,445,426 shares of common stock held by the Pei 2000 Trust, of which Dr. Pei is a trustee.

(5) Consists of (i) 2,081,849 shares of common stock owned by Dr. Ye, (ii) 244,923 shares of common stock owned by the Lynnelle Lin Ye Irrevocable Trust dated December 8, 2020 of which Dr. Ye is a trustee, (iii) 244,923 shares of common stock owned by the Brion Qi Ye Irrevocable Trust dated December 8, 2020 of which Dr. Ye is a trustee, and (iv) 20,000 shares of common stock owned by the Ye-Wang Family Trust, dated March 31, 2007, of which Dr. Ye is a trustee.

(6) Includes 244,921 shares of common stock issuable pursuant to options exercisable within 60 days of March 8, 2024.

(7) Includes 29,534 shares of common stock issuable pursuant to options exercisable within 60 days of March 8, 2024.

(8) Consists of (i) 33,592 shares of common stock owned by Mr. Syllantavos; and (ii) 61,750 shares of common stock issuable to Magellan Investments Corp. pursuant to warrants that are exercisable within 60 days of March 8, 2024. Mr. Syllantavos is the president and the sole director of Magellan Investments Corp.

(9) Mr. Katsuda is the Senior Manging Corporate Officer and Head of Engineering Headquarters of Koito. The business address of Mr. Katsuda is c/o Koito Manufacturing Co., Ltd., 5-1-18, Kitashinagawa, Shinagawa-ku, Tokyo, Japan.

(10) Mr. Konagaya is the Executive Vice President and Head of the Procurement Department of Koito. The business address of Mr. Konagaya is c/o Koito Manufacturing Co., Ltd., 5-1-18, Kitashinagawa, Shinagawa-ku, Tokyo, Japan.

(11) Consists of 7,692 shares of common stock.
Equity Incentive Plan Information
We currently maintain three equity incentive plans—our 2022 Plan, our Employee Stock Purchase Plan (the “ESPP”), and our 2016 Plan. Each of these plans has been approved by our stockholders. The table below presents information regarding the number of outstanding awards and shares available for issuance under these plans as of December 31, 2023. The share numbers and the exercise price of stock options reported in this section have been adjusted to reflect the Reverse Stock Split.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	1,878,812(1)	19.22(2)	1,661,798(3)
Equity compensation plans not approved by security holders	—	—	—
Total	1,878,812	19.22	1,661,798

____________
(1) Of these shares, 620,329 shares were subject to outstanding awards of RSUs (including stock units subject to performance-based vesting) granted under the 2022 Plan, 37,438 shares were subject to outstanding options granted under the 2022 Plan, and 1,221,045 shares were subject to outstanding awards granted under the 2016 Plan.
(2) This figure does not take into account outstanding awards of RSUs.
(3) Of these shares, 1,196,954 shares were available for issuance under the 2022 Plan, and 464,844 shares were available for issuance under the ESPP. The shares available for issuance under the 2022 Plan are generally available for any type of award authorized under that plan, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards. No new awards may be granted under the 2016 Plan. The Company has not yet implemented the ESPP, and no shares have been issued under that plan.
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
Certain Relationships and Related Party Transactions
Investment Agreement

On October 27, 2022, the Company entered into the Investment Agreement with Koito pursuant to which, among other things, at the closing of the transactions, and based on the terms and subject to the conditions set forth therein, the Company issued and sold to Koito, 100,000 shares of Preferred Stock, for a purchase price of $100.0 million (the “Koito Investment”). The Preferred Stock is convertible, beginning on January 19, 2024, into shares of the Company’s common stock at an approximate initial conversion price of $25.85 per share (subject to adjustment). The issuance and sale of the Preferred Stock and related matters were approved by the Company’s stockholders on January 11, 2023, and the Preferred Stock was issued to Koito on January 19, 2023.
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
Investor Consent Rights
Pursuant to the terms of the Investor Rights Agreement, the prior written consent of Koito (the “Investor Consent Rights”) is required for the Company to effect or validate certain enumerated actions in the Investor Rights Agreement for so long as Koito beneficially owns a number of shares of common stock representing at least 75% of the number of shares of common stock held by Koito as of the closing date after giving effect to the Koito Investment and including the shares of common stock issuable upon conversion of the Preferred Stock, including, but not limited to: (i) issuing securities that are senior or pari passu to the Series A Preferred Stock, (ii) declaring or paying dividends, (iii) acquiring, redeeming or repurchasing capital stock, (iv) incurring debt or liens for borrowed money in excess of specified amounts, (v) entering into related party transactions, (vi) amending the Company’s charter or bylaws, (vii) changing the size of the Board, (viii) adopting a poison pill (unless it grandfathers in Koito), (ix) making acquisitions in excess of specified amounts, (x) selling, leasing or transferring assets or properties, or incurring liens (other than certain permitted liens) in excess of specified amounts, (xi) increasing the number of shares reserved for issuance under the Company’s existing equity incentive plans beyond automatic annual increases currently provided for under such plans, (xii) transfers or abandonment of, or incurrence of liens on, the Company’s material intellectual property and (xiii) capital expenditures in excess of specified amounts.
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
Registration Rights

Pursuant to the Investor Rights Agreement, among other things, and subject to certain limitations set forth therein, the Company is obligated to prepare and file within 300 days after January 19, 2023 a registration statement registering shares of common stock held by any holder of Preferred Stock, including any shares of common stock acquired by any holder pursuant to the conversion of, or as a dividend on, the Preferred Stock (the “Registrable Securities”). Koito subsequently agreed to defer this filing obligation to a future date to be specified by Koito.
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
The foregoing summary of the Investor Rights Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Investor Rights Agreement, which is included as an exhibit to this Report.
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
For the year ended December 31, 2023, the Company recognized $0.3 million in interest expense in connection with the borrowings under the Secured Term Loan Agreement with Koito. Additionally, the Company recognized a $0.8 million foreign currency transaction loss on remeasurement using the applicable exchange rate on December 31, 2023.
Transactions with Koito
Koito is an automotive tier 1 partner of the Company and sales to Koito accounted for 52% and 43% of our total revenues for the years ended December 31, 2023 and 2022, respectively. In December 2023, Koito informed the Company that GM, which had awarded Koito the series production award, had decided to re-scope its ADAS product offerings and, as a result, Koito cancelled all outstanding purchase orders to the Company that relate to the GM series production award. As is customary when an automotive program changes, the Company submitted project investment cost recovery related to the cancellation. Please see Note 17 of this Report for details on the claim the Company has submitted.
Revenue generated from Koito was $6.7 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively. Accounts receivable from Koito was $2.1 million as of December 31, 2023 and was $1.0 million as of December 31, 2022.
Koito Letter of Intention
On December 21, 2023, the Company received a non-binding indication of interest from Koito to acquire (the “Proposed Transaction”) 100% of the outstanding shares of the Company not already owned by Koito or certain other potential rollover participants including Dr. Jun Pei, Cepton’s President and Chief Executive Officer (collectively, the “Rollover Participants”). Koito has stated in the indication of interest that the terms of any potential agreement between Cepton and Koito would be contingent on certain conditions, including, in particular, satisfactory completion of due diligence review, rollover by the Rollover Participants, retention of key employees, negotiation and agreement of transaction structure and transaction documents, approval of the Proposed Transaction by the board of directors of Koito, and approval by a simple majority vote of the outstanding shares of Cepton.
The Company’s Board of Directors, through a special committee thereof, is currently evaluating Koito’s indication of interest within the context of the ongoing review of various alternatives and in consultation with any financial and legal advisors it may retain.
Other

Dr. Jun Pei’s spouse, Yiyan Liu, is employed by the Company in a non-executive position and her overall compensation, including salary, bonus and other benefits, for 2023 did not exceed $210,000.
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
Item 14. Principal Accounting Fees and Services

The aggregate fees billed to us for the fiscal years ended December 31, 2023 and 2022 by our independent registered public accounting firm, KPMG LLP (PCAOB ID Number 185), are as follows:

	2023	2022
Audit Fees(1)	$670,000	$680,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$670,000	$680,000
____________
(1) Audit Fees represent the aggregate fees billed to us by KPMG LLP for professional services rendered for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, for the reviews of our consolidated financial statements included in our Form 10-Q filings for each fiscal quarter since the Business Combination in February 2022, and for procedures performed with respect to our registration statements in 2022.
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
All services performed and related fees billed by KPMG LLP during fiscal 2023 and fiscal 2022 were pre-approved by the Audit Committee pursuant to the foregoing pre-approval policy of the Audit Committee.

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
3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on September 18, 2023).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the to the Current Report on Form 8-K filed by the Company on February 10, 2022).
3.4
Certificate of Designations of Series A Convertible Preferred Stock, par value $0.00001, of Cepton, Inc., dated January 18, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on January 24, 2023).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on September 22, 2023).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by the Company on February 11, 2022).
4.3
Warrant Agreement, dated January 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Company on February 11, 2022).

4.4*	Description of Securities.
10.1++
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

10.4++
Employment Agreement, dated as of September 18, 2023, by and between Cepton, Inc. and Mitch Hourtienne (incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q filed by the Company on November 13, 2023).

10.5	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed by the Company on February 11, 2022).
10.6	Form of PIPE Subscription Agreement Amendment (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Company on February 11, 2022).

Exhibit No.	Description
10.7++	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Company on February 10, 2022).
10.8++	Cepton, Inc. 2022 Equity Incentive Plan and Forms of Award Agreements (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed by the Company on April 12, 2022).
10.9++	Cepton, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the Company on February 10, 2022).
10.10++	Legacy Cepton Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Company on February 10, 2022).
10.11++
Director Compensation Policy and form of Director RSU Grant, dated as of June 30, 2022 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Company on August 11, 2022).

10.12
Investment Agreement, dated October 27, 2022, by and between Cepton, Inc. and Koito Manufacturing Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2022).

10.13	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 27, 2022).
10.14
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

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL)
____________
++    Indicates a management or compensatory plan.
*    Filed herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 29th day of March 2024.

CEPTON, INC.

By:	/s/ Jun Pei
Jun Pei
President, Chairman, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Jun Pei	President, Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2024
Jun Pei

/s/ Dong (Dennis) Chang	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024
Dong (Dennis) Chang

/s/ Jun Ye	Director	March 29, 2024
Jun Ye

/s/ Xiaogang (Jason) Zhang	Director	March 29, 2024
Xiaogang (Jason) Zhang

/s/ Takayuki Katsuda	Director	March 29, 2024
Takayuki Katsuda

/s/ George Syllantavos	Director	March 29, 2024
George Syllantavos

/s/ Mei (May) Wang	Director	March 29, 2024
Mei (May) Wang

/s/ Hideharu (Harry) Konagaya	Director	March 29, 2024
Hideharu (Harry) Konagaya