Form 10-Q
period 2024-03-31
Cepton, Inc.
filed 2024-05-14
CIK 1498233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2024, 15,920,917 shares of common stock, par value $0.00001, of the registrant were issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or imply future events or trends or that are not statements of historical matters. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The Company cautions readers of this Report that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results to differ materially from the expected results. These factors include the information set forth in Part II, Item 1A, of this Report under the heading “Risk Factors”, which we encourage you to carefully read. Forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, anticipated recoveries related to our cancelled General Motors (“GM”) series production award with Koito Manufacturing Co., Ltd (“Koito”), potential benefits and the commercial attractiveness to its customers of the Company’s products and services, expectations regarding our new series production award, including potential payments relating to the new series production award, the potential success of the Company’s marketing and expansion strategies, the potential for the Company to achieve design awards, and statements regarding the potential transaction with Koito. These statements are based on various assumptions, whether or not identified in this Report, and on the current expectations of the Company’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.
i

Cepton, Inc.
Quarterly Report on Form 10-Q
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$49,218	$50,406
Short-term investments	—	5,969
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	5,078	3,625
Inventories	1,861	2,396
Prepaid expenses and other current assets	2,236	1,253
Total current assets	58,393	63,649
Property and equipment, net	1,346	1,450
Restricted cash	1,283	1,283
Other assets	9,614	10,067
Total assets	$70,636	$76,449
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,668	$1,128
Operating lease liabilities, current	1,953	1,875
Accrued expenses and other current liabilities	4,136	4,066
Total current liabilities	7,757	7,069
Warrant liability	50	43
Earnout liability	93	93
Operating lease liabilities, non-current	8,186	8,720
Total liabilities	16,086	15,925
Commitments and contingencies (Note 17)
Convertible preferred stock:
Convertible preferred stock – Par value $0.00001 per share – 5,000,000 shares authorized at March 31, 2024 and December 31, 2023; 100,000 shares issued and outstanding at March 31, 2024 and December 31, 2023 (aggregate liquidation preference of $105.2 million and $104.1 million at March 31, 2024 and December 31, 2023)	98,891	98,891
Stockholders’ equity (deficit):
Common stock – Par value $0.00001 per share – 35,000,000 shares authorized at March 31, 2024 and December 31, 2023; 15,920,917 and 15,861,494 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	97,446	96,583
Accumulated other comprehensive loss	(349)	(345)
Accumulated deficit	(141,438)	(134,605)
Total stockholders’ equity (deficit)	(44,341)	(38,367)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$70,636	$76,449
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Lidar sensor and prototype revenue	$1,141	$1,240
Development revenue	805	245
Total revenue	1,946	1,485

Lidar sensor and prototype cost of revenue	1,211	1,448
Development cost of revenue	311	111
Total cost of revenue	1,522	1,559
Gross profit (loss)	424	(74)

Operating expenses:
Research and development	5,654	7,238
Selling, general and administrative	6,264	6,731
Total operating expenses	11,918	13,969
Operating loss	(11,494)	(14,043)
Other income (expense):
Gain on change in fair value of earnout liability	—	762
(Loss) gain on change in fair value of warrant liability	(7)	94
Foreign currency transaction loss, net	(1)	(750)
Loss on extinguishment of debt	—	(1,123)
Other income, net	4,022	19
Interest income, net	654	299
Loss before income taxes	(6,826)	(14,742)
Provision for income taxes	(7)	—

Net loss	$(6,833)	$(14,742)

Net loss per share, basic	$(0.43)	$(0.94)
Net loss per share, diluted	$(0.43)	$(0.94)
Weighted-average common shares, basic	15,888,267	15,677,956
Weighted-average common shares, diluted	15,888,267	15,677,956

Net loss	$(6,833)	$(14,742)
Other comprehensive income (loss), net of tax:
Changes in unrealized gain on available-for-sale securities	6	17
Foreign currency translation adjustments	(10)	20
Total other comprehensive (loss) income, net of tax	(4)	37
Comprehensive loss	$(6,837)	$(14,705)
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2023	100,000	$98,891	15,861,494		$96,583	$(345)	$(134,605)	$(38,367)
Exercise of stock options and release of Restricted Stock Units (RSUs)	—	—	59,423	—				—
Stock-based compensation expense	—	—	—	—	926			926
Payments of employee taxes related to vested restricted stock units	—	—	—	—	(63)	—	—	(63)
Unrealized gain on available-for-sale investments	—	—	—	—		6		6
Cumulative translation adjustment	—	—	—	—		(10)		(10)
Net loss	—	—	—	—			(6,833)	(6,833)
Balance — March 31, 2024	100,000	$98,891	15,920,917	$—	$97,446	$(349)	$(141,438)	$(44,341)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2022	—	$—	15,674,781	$—	$88,058	$(366)	$(86,059)	$1,633
Issuance of convertible preferred stock, net of transaction costs	100,000	98,891	—	—	—	—	—	—
Exercise of stock options and release of RSUs	—	—	9,638	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	2,280	—	—	2,280
Unrealized gain on available-for-sale investments	—	—	—	—	—	17	—	17
Cumulative translation adjustment	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(14,742)	(14,742)
Balance — March 31, 2023	100,000	$98,891	15,684,419	$—	$90,346	$(329)	$(100,801)	$(10,784)
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,833)	$(14,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103	110
Stock-based compensation	926	2,289
Amortization of right-of-use asset	416	382
Amortization (accretion), other	(25)	107
Gain on change in fair value of earnout liability	—	(762)
Loss (gain) on change in fair value of warrant liability	7	(94)
Foreign currency transaction loss, net	1	750
Loss from extinguishment of debt	—	1,123
Changes in operating assets and liabilities:
Accounts receivable, net	(1,453)	260
Inventories	534	(453)
Prepaid expenses and other current assets	(983)	513
Other long-term assets	37	181
Accounts payable	541	(680)
Accrued expenses and other current liabilities	71	502
Operating lease liabilities	(457)	89
Net cash used in operating activities	(7,115)	(10,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(556)
Purchases of short-term investments	—	(37,806)
Proceeds from maturities of short-term investments	6,000	3,700
Net cash provided by (used in) investing activities	6,000	(34,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible preferred stock, net of transaction costs	—	99,884
Repayment of Koito secured term loan	—	(45,220)
Payments of employee taxes related to vested restricted stock units	(63)	—
Proceeds from issuance of common stock options	—	8
Net cash (used in) provided by financing activities	(63)	54,672

Effect of exchange rate changes on cash	(10)	434

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,188)	10,019
Cash, cash equivalents and restricted cash, beginning of period	51,689	34,518
Cash, cash equivalents and restricted cash, end of period	$50,501	$44,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$63
Cash paid for income taxes	$10	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$11,190
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Cepton, Inc., and its wholly owned subsidiaries, (collectively, the “Company”) formerly known as Growth Capital Acquisition Corp. (“GCAC”), was originally incorporated in Delaware on January 4, 2010, under the name PinstripesNYS, Inc. GCAC changed its name to Growth Capital Acquisition Corp. on February 14, 2020. GCAC was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 2, 2021, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Stock Market (“Nasdaq”). On August 4, 2021, GCAC entered into a Business Combination Agreement (as amended, the “Merger Agreement”) with Cepton Technologies, Inc. (“Legacy Cepton”) and GCAC Merger Sub Inc., a wholly owned subsidiary of GCAC. On February 10, 2022 (the “Closing Date”), the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, GCAC changed its name to Cepton, Inc. and its shares and public warrants began trading on Nasdaq under the symbols “CPTN” and “CPTNW”, respectively. As a result of the Business Combination, Cepton, Inc. became the owner, directly or indirectly, of all of the equity interests of Legacy Cepton and its subsidiaries. Contemporaneously with the execution of the Merger Agreement, GCAC entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase an aggregate of 5,950,000 shares of common stock at a purchase price of $10.00 per share, or an aggregate purchase price of $59.5 million (the “PIPE Investment”).
The Company provides state-of-the-art, intelligent, lidar-based solutions for a range of markets such as automotive, smart cities, smart spaces, and smart industrial applications. The Company’s patented lidar technology enables reliable, scalable, and cost-effective solutions that deliver near- or long-range, high resolution 3D perception for smart applications. The Company is headquartered in San Jose, California, USA.
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries in Canada, Germany and other locations. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements include all adjustments considered necessary by management to fairly state the results of operations, financial position and cash flows. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2024, the Company had cash and cash equivalents of $49.2 million and an accumulated deficit of $141.4 million. During the three months ended March 31, 2024, the Company incurred an operating loss of $11.5 million and had negative cash flows from operating activities of $7.1 million.
The Company is subject to risks and uncertainties frequently encountered by early-stage companies including, but not limited to, the uncertainty of successfully developing its products, securing certain contracts, building its customer base, successfully executing its business and marketing strategy and hiring appropriate personnel.
To date, the Company has been funded primarily by equity financings (including the Preferred Stock, as defined in Note 10), convertible promissory notes, and the net proceeds received through the Business Combination, PIPE Investment, and private placements of the Legacy Cepton convertible preferred stock. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives.
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
Concentration of Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains a substantial portion of its cash and cash equivalents in money market funds. Management believes that the financial institutions that hold its cash and cash equivalents are financially sound and, accordingly, represent minimal credit risk. Deposits held with banks may exceed the amount of federal insurance limits provided on such deposits.
As of March 31, 2024 and December 31, 2023, one and three customers each accounted for more than 10% of accounts receivable.
Customers with revenue equal to or greater than 10% of total revenue for the periods indicated were as follows:

	Three Months Ended March 31,
	2024	2023
Customer A	67%	58%
Customer B	21%	N/A
Customer C	N/A	21%
Customer D	N/A	11%
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
Product Warranties
The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Through March 31, 2024, there were immaterial changes to the accrued warranty liability which was recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this new pronouncement on its condensed consolidated financial statements disclosures.
Note 2. Basic and Diluted Net Income (Loss) Per Share
The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The Company was in a net loss position for the three months ended March 31, 2024 and March 31, 2023, respectively. The Company considers its convertible preferred stock outstanding as of March 31, 2024 to be participating as holders of such securities have non-forfeitable dividend rights in the event of the declaration of a dividend for shares of common stock. When the Company is in a net loss position, the net loss attributable to common stockholders is not allocated to the convertible preferred stock under the two-class method as these securities do not have a contractual obligation to share in losses. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding. When there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table presents reconciliations of the denominators of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2024	2023
Denominator:
Weighted-average common shares outstanding – Basic	15,888,267	15,677,956
Stock options to purchase common stock and RSUs	—	—
Weighted-average common shares outstanding – Diluted	15,888,267	15,677,956

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock and RSUs	1,554,037	1,612,565
Preferred shares on an as-converted basis	4,069,346	3,900,897
Total	5,623,383	5,513,462
As of March 31, 2024 and 2023, 1,300,000 Earnout Shares (as defined in Note 13) were excluded from the table above because the shares are considered contingently issuable and the required common share price milestones were not achieved as of March 31, 2024 and 2023. As of March 31, 2024 and 2023, 13,800,000 common stock warrants (which are exercisable for an aggregate of 1,380,000 shares of common stock) were excluded from the table above as no shares were issuable under the treasury stock method of computing diluted earnings per share.

Note 3. Revenue
The Company disaggregates its revenue from contracts with customers by country of domicile based on the shipping location of the customer. Total revenue disaggregated by country of domicile was as follows (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by country of domicile:
Japan	$1,328	68%	$1,036	70%
United States	586	30%	115	8%
China	25	1%	317	21%
Other	7	1%	17	1%
Total	$1,946	100%	$1,485	100%

As of March 31, 2024 and December 31, 2023, the Company had $0.4 million and $0.4 million of contract liabilities included in accrued expenses and other current liabilities, respectively, and no contract assets.
Note 4. Fair Value Measurement
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$37,431	$—	$—	$37,431
Total cash equivalents	$37,431	$—	$—	$37,431
Short-term investments:
Total short-term investments	$—	$—	$—	$—
Total assets measured at fair value	$37,431	$—	$—	$37,431

Liabilities:
Warrant liability	$—	$50	$—	$50
Earnout liability	—	—	93	93
Total liabilities measured at fair value	$—	$50	$93	$143

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$33,562	$—	$—	$33,562
Total cash equivalents	$33,562	$—	$—	$33,562
Short-term investments:
Commercial paper	$—	$5,969	$—	$5,969
Total short-term investments	$—	$5,969	$—	$5,969
Total assets measured at fair value	$33,562	$5,969	$—	$39,531

Liabilities:
Warrant liability	$—	$43	$—	$43
Earnout liability	—	—	93	93
Total liabilities measured at fair value	$—	$43	$93	$136
Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments consist of investment securities with original maturities greater than three months but less than twelve months and are included as current assets in the condensed consolidated balance sheets. For short-term investments, the fair value as of March 31, 2024 and December 31, 2023 approximates amortized cost basis.
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
The value of the earnout liability is classified as Level 3 under the fair value hierarchy because it has been valued based on significant inputs not observable in the market. There was no change in Level 3 liabilities related to earnout liability measured at fair value for three months ended March 31, 2024.
Note 5. Inventories
Inventories consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$1,023	$1,182
Work-in-process	781	876
Finished goods	57	338
Total inventories	$1,861	$2,396
Inventories are carried and depicted above at the lower of cost or net realizable value. Write-downs were $0.2 million for the three months ended March 31, 2024. Write-downs were immaterial for the three months ended March 31, 2023.

Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$1,219	$365
Other prepaid expenses	941	737
Other current assets	76	151
Total prepaid expenses and other current assets	$2,236	$1,253
Note 7. Property and Equipment, Net
Property and equipment, net, consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Machinery and equipment	$2,326	$2,326
Automobiles	45	45
Leasehold improvements	235	235
Computer and equipment	116	116
Total property and equipment	2,722	2,722
Less: accumulated depreciation and amortization	(1,376)	(1,272)
Total property and equipment, net	$1,346	$1,450
Depreciation and amortization expenses related to property and equipment was $0.1 million for the three months ended March 31, 2024 and 2023.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll	$1,342	$878
Accrued expenses and taxes	2,432	2,798
Deferred revenue	351	367
Warranty reserve	11	23
Total accrued expenses and other current liabilities	$4,136	$4,066
As of March 31, 2024 and December 31, 2023, accrued expenses and taxes includes a $2.2 million accrual related to contractual liabilities arising from the series production award cancellation.
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
As of March 31, 2024, the Company had authorized 5,000,000 shares of preferred stock, each with a par value of $0.00001. As of March 31, 2024, there were 100,000 shares of preferred stock issued and outstanding.
Dividend Provisions
The Preferred Stock ranks senior to the Company’s common stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company and ranks junior to all secured and unsecured indebtedness. The Preferred Stock has an Initial Liquidation Preference of $100.0 million, representing an aggregate Liquidation Preference (as defined below) of $100.0 million upon issuance. At the Company’s election, the Preferred Stock carries a 4.25% per annum dividend if paid in kind or a 3.25% per annum dividend if paid in cash, in each case payable quarterly in arrears. Holders of the Preferred Stock are entitled to the dividends regardless of whether the dividends are declared by the Company’s board of directors. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The Preferred Stock is also entitled to fully participate in any dividends paid to the holders of common stock in cash, in stock or otherwise, on an as-converted basis.
Liquidation Rights
In the event of any Liquidation, holders of the Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Preferred Stock were converted into common stock. The Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of March 31, 2024, the Liquidation Preference of the Preferred Stock was $105.2 million.
Conversion Feature
The Preferred Stock may be converted, at any time in whole or in part at the option of the holder, beginning on January 19, 2024, into shares of the Company’s common stock equal to the quotient obtained by dividing the sum of the Liquidation Preference by the conversion price of $25.85 (the “Conversion Price”).
Anti-Dilution Provisions
The Conversion Price of the Preferred Stock has customary anti-dilution provisions for stock splits, stock dividends, sales of shares through a tender or exchange offer, including under the Purchase Agreement with Lincoln Park (each as defined in Notes 10 and 11), subject to customary exceptions for issuances pursuant to current or future equity-based incentive plans or arrangements (including upon the exercise of employee stock options).

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
As of March 31, 2024, the Company had authorized 35,000,000 shares of common stock, each with a par value of $0.00001. As of March 31, 2024, there were 15,920,917 shares of common stock issued and outstanding.
Lincoln Park Transaction
On November 24, 2021, Legacy Cepton entered into a Purchase Agreement with Lincoln Park Capital LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase up to $100.0 million of common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period (the “Purchase Agreement”) after the consummation of the Business Combination and certain other conditions set forth in the Purchase Agreement. The Company may, from time to time and at its sole discretion, direct Lincoln Park to purchase common stock in accordance with daily dollar thresholds as determined within the Purchase Agreement. The purchase price per share for common stock will be the lower of: (i) the lowest trading price for shares of common stock on the market in which it is listed, on the applicable purchase date and (ii) the average of the three (3) lowest closing sale price for common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date. In consideration for entering into the Purchase Agreement, the Company issued, as a commitment fee, 5,000 shares of common stock to Lincoln Park on the date of the closing of the Business Combination and subsequently an additional 15,000 shares of common stock 180 days after the date of the closing of the Business Combination.
No shares were sold under the Purchase Agreement in 2024 or 2023.
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
On February 10, 2022, the Company adopted the 2022 Stock Plan (the “2022 Plan”) under which 1,512,314 shares of the Company’s common stock, were reserved for issuance to employees, nonemployee directors, consultants, and advisors. Per the terms of the 2022 Plan, in the event any Post Conversion Awards issued and outstanding under the 2016 Plan are cancelled, terminated, or expire, said number of shares will be made available for issuance under the 2022 Plan. The share limit shall automatically increase on the first trading day in January of every calendar year during the term of the 2022 Plan, by an amount equal to the lesser of (i) two percent (2%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of common stock as may be established by the board of directors. As of March 31, 2024, there were 2,143,038 shares of common stock reserved for issuance under the 2022 Plan.
Incentive Stock Options and Nonqualified Stock Options
Stock options generally vest over four years, subject to a service condition, with 25% of the awarded stock options vesting on the first anniversary of the grant date and the remaining 75% vesting monthly over the remaining 36 months. The options expire ten years from grant date.
A summary of the Company’s employee and nonemployee stock option activities for the three months ended March 31, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,258,483	$19.22	4.5	$767
Granted	—	$—
Exercised	—	$—
Expired/Forfeited	(152,810)	$36.34
Outstanding as of March 31, 2024	1,105,673	$16.86	4.78	$637
Exercisable as of March 31, 2024	1,026,554	$14.44	4.60	$637
Vested and expected to vest as of March 31, 2024	1,105,673	$16.86	4.78	$637
As of March 31, 2024, there was $2.0 million of unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted-average period of 1.1 years. The Company recognizes forfeitures as they occur.

Restricted Stock Units (“RSUs”)
Each RSU represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over a period of one to four years, subject to a service condition. The fair value of RSU is equal to the fair value of the Company’s common stock on the date of grant.
A summary of the Company’s RSU activities for the three months ended March 31, 2024 is presented below:

	Shares	Weighted Grant Date Fair Value
Outstanding as of December 31, 2023	608,029	$16.36
Granted	8,000	$2.62
Released	(82,951)	$12.10
Forfeited	(84,714)	$20.17
Outstanding as of March 31, 2024	448,364	$16.19
As of March 31, 2024, there was $4.6 million of unrecognized stock-based compensation expense related to unvested RSUs expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of RSUs outstanding at March 31, 2024 was $1.2 million. The Company recognizes forfeitures as they occur.
Performance-based Stock units
In 2022, the Company granted 12,300 performance-based stock units (“PSUs”) under the 2022 Plan, with 6,600 PSUs in the first tranche and 5,700 PSUs in the second tranche. Each grant consisted of two market-based vesting tranches, with the first tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the closing price of the Company’s common stock exceeds $150.00 per share or (ii) the Company’s market capitalization exceeds $2.1 billion; and the second tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the closing price of the Company's common stock exceeds $175.00 per share or (ii) the Company’s market capitalization exceeds $2.5 billion, provided in each case that the applicable stock price or market capitalization goal must be achieved no later than February 10, 2025 for the applicable tranche to vest, and provided further that the vesting of each tranche is subject to the grantee’s continued employment with the Company through the day on which the applicable goal is achieved.
The fair value of the PSUs at valuation date was determined using a Monte Carlo valuation model that utilizes significant assumptions, including expected volatility, dividend yield, stock price as of the valuation date, market capitalization targets and the corresponding share price targets necessary for each tranche of PSUs to vest, expected life, and risk-free rate.
The fair value of the PSUs at valuation date was $0.1 million with weighted-average grant date fair value of $0.98, amortizing over a derived service period of 21 and 22 months for each tranche, respectively. During the three months ended March 31, 2024, 5,600 PSUs were cancelled.
Stock-Based Compensation
For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$11	$60
Research and development expense	788	1,177
Selling, general and administrative expense	127	1,052
Total stock-based compensation expense	$926	$2,289

For the three months ended March 31, 2024 and 2023, the Company capitalized $11 thousand and $51 thousand, respectively, of stock-based compensation expense into inventory. There were no modifications during the three months ended March 31, 2024 or 2023.
Note 13. Earnout Liability
In addition to the shares issued upon closing of the Business Combination (see Note 1), additional contingent shares (“Earnout Shares”) are payable to each holder of common stock and/or options receiving consideration in the Business Combination, in the amounts set forth below:

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
The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant dates:

	March 31, 2024	December 31, 2023
Stock price	$2.78	$3.14
Expected volatility	117.0%	117.0%
Risk-free interest rate	5.32%	5.32%
Expected term (in years)	1.0	1.2
Expected dividend yield	0%	0%
Stock price: the stock price was based on the closing price as of the valuation date.
Expected volatility: the volatility rate was determined using the historical volatility of the Company’s stock price, corresponding to the expected term of the awards.
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
As of March 31, 2024, the balance of the earnout liability was approximately $0.1 million. For the three months ended March 31, 2024, there were no gain or loss in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability. For the three months ended March 31, 2023, the Company recorded a gain of $0.8 million in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability.
Note 14. Warrants
Common Stock Warrants Assumed in Business Combination
As part of GCAC’s IPO, 8,625,000 Public Warrants were sold. The terms of outstanding warrants and equity-based awards (including exercise price and number of shares issuable thereunder) were proportionately adjusted to reflect the Reverse Stock Split. The as-adjusted terms of the Public Warrants provide that every ten shares of common stock that could have been purchased pursuant to the exercise of warrants prior to the Effective Date represent one share of common stock that may be purchased pursuant to such warrants following the Effective Date. The exercise price for each warrant following the Effective Date equals the product of 10 multiplied by the exercise price prior to the Effective Date; accordingly, the exercise price for the Company’s warrants is $115.00 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of common stock. The Public Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Public Warrants are listed on Nasdaq under the symbol “CPTNW”.
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
Simultaneously with GCAC’s IPO, GCAC consummated a private placement of 5,175,000 Private Placement Warrants with the Sponsor. The Private Placement Warrants are identical to the Public Warrants, including with respect to the Reverse Stock Split adjustments described above, except that the Private Placement Warrants are non-redeemable so long as they are held by the initial purchasers or such purchaser’s permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company concluded the Private Placement Warrants meet the criteria for liability classification due to the existence of a settlement provision that adjusts the settlement amount based on who the holder of the warrant is (i.e., permitted vs. non-permitted transferees). This provision causes the Private Placement Warrants to not be indexed to the Company’s own shares, resulting in liability classification. Upon consummation of the Business Combination, the fair value of the Private Placement Warrants was recorded at a value of approximately $2.6 million. The fair value of the Private Placement Warrants was immaterial on March 31, 2024. For the three months ended March 31, 2024 the Company recorded an immaterial loss in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability. For the three months ended March 31, 2023, the Company recorded an immaterial gain in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability.
Note 15. Income Taxes
The Company’s provision for income taxes was immaterial for each of the three months ended March 31, 2024 and 2023. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to unrecognized U.S. federal and state tax benefits because of a full valuation allowance that the Company has established against its federal and state deferred tax assets and foreign tax rate differential from U.S. federal statutory rate. The fair value remeasurement of the earnout and warrant liabilities have no impact to U.S. federal and state net operating loss. The Company continues to maintain a full valuation allowance against the U.S. federal and state deferred tax assets.
The Company conducts its business globally and its operating income is subject to varying rates of tax in the U.S., Canada, Germany, and other locations. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region.
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
The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$800	$665
Variable lease cost	204	205
Total operating lease cost	$1,004	$870
Supplemental cash flow information for the three months ended March 31, 2024 and 2023 related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$817	$199
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$11,190

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$9,586	$10,038
Operating lease liabilities:
Operating lease liabilities, current	$1,953	$1,875
Operating lease liabilities, non-current	8,186	8,720
Total operating lease liabilities	$10,139	$10,595
The operating lease right-of-use assets were recorded in other assets in the condensed consolidated balance sheets.
Weighted-average remaining term and discount rates were as follows (term in years):

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term	4.02	4.27
Weighted-average discount rate	14.48%	14.48%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,
2024	$2,432
2025	3,318
2026	3,324
2027	3,368
Thereafter	847
Total undiscounted lease payments	$13,289

Present value adjustment for minimum lease commitments	(3,150)
Net lease liabilities	$10,139
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
The Company records accruals for its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. There were no material accruals for loss contingencies associated with such legal claims, actions or litigation as of March 31, 2024 and December 31, 2023.
Contract Manufacturer Loss Contingencies
As a result of the December 2023 cancellation of the series production award, the Company cancelled production contracts with certain contract manufacturers. This led to the Company’s receipt of project loss claims from contract manufacturers. The project loss claims include item costs for which the Company believes it is not liable based on contractual rights and obligations created by legal agreements with the contract manufacturers. The Company believes that a loss from these specific item costs is reasonably possible but not probable, and as a result no accrual has been made. As of March 31, 2024, the Company estimates the reasonably possible range of loss to be from zero to approximately $1.3 million. The Company will continue to assess the situation with its contract manufacturers and will update its position as needed.

Other Contingencies
As a result of the GM series production award cancellation, the Company sent a claim to Koito seeking recovery of a significant amount in project losses. The claim covers costs associated with materials, tooling, engineering, and other related project costs. The Company is seeking recovery during 2024; however a formal recovery timeline and total amount have not been agreed to and are unknown at this time. As of March 31, 2024, the Company recognized a $4.0 million realizable gain related to cost recovery in other income, net in the condensed consolidated statement of operations and comprehensive income (loss), and subsequently received a cash payment in April 2024. The remaining portion of the cost recovery claim was uncertain and the amount was neither estimable, realized nor realizable.
Note 18. Related Party Transactions
Investment Agreement and Investor Rights Agreement with Koito
On October 27, 2022, the Company entered into the Investment Agreement with Koito pursuant to which, among other things, at the closing of the transactions, and based on the terms and subject to the conditions set forth therein, the Company issued and sold to Koito 100,000 shares of Preferred Stock for a purchase price of $100.0 million. The issuance and sale of the Preferred Stock and related matters were approved by the Company’s stockholders on January 11, 2023, and the Preferred Stock issued to Koito on January 19, 2023. See Note 10 for further information. At the closing of the issuance of the Preferred Stock, the Company and Koito entered into the Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, the Company ensured that two designees of Koito sat on the Company’s board of directors immediately following the issuance of the Preferred Stock. The Investor Rights Agreement also provides for certain investor consent, preemptive, registration, and termination rights, which contain certain provisions that limit the Company’s ability to access additional sources of funding without Koito’s consent.
Secured Term Loan Agreement with Koito
Concurrently with the execution of the Investment Agreement, the Company entered into a Secured Term Loan Agreement with Koito to borrow Japanese Yen ¥5.8 billion (approximately $39.4 million). On January 24, 2023, the Company repaid all outstanding principal and accrued interest under the Secured Term Loan Agreement. See Note 9 for further information.
Koito Letter of Intention
On December 21, 2023, the Company received a non-binding indication of interest from Koito to acquire (the “Proposed Transaction”) 100% of the outstanding shares of the Company not already owned by Koito or certain other potential rollover participants including Dr. Jun Pei, Cepton’s President and Chief Executive Officer (collectively, the “Rollover Participants”). Koito has stated in the indication of interest that the terms of any potential agreement between Cepton and Koito would be contingent on certain conditions, including, in particular, satisfactory completion of due diligence review, rollover by the Rollover Participants, retention of key employees, negotiation and agreement of transaction structure and transaction documents, approval of the Proposed Transaction by the board of directors of Koito, and approval by a simple majority vote of the outstanding shares of Cepton. The Company’s Board of Directors, through a special committee thereof, is evaluating Koito’s indication of interest within the context of the ongoing review of various alternatives and in consultation with any financial and legal advisors it may retain.
During the three months ended March 31, 2024, the Company incurred $1.6 million of transaction costs related to the Proposed Transaction, which were recorded in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss).
Transactions with Koito
Koito is an automotive tier 1 partner and investor of the Company and sales to Koito were $1.3 million and $0.9 million (67% and 58% of our total revenue) for the three months ended March 31, 2024 and 2023, respectively. The accounts receivable balance from Koito was $4.7 million as of March 31, 2024. This balance is inclusive of the receivable balance from realizable gain on GM project cancellation recoveries, as described in Note 17. As of December 31, 2023, the accounts receivable balance from Koito was $2.1 million.
In December 2023, Koito informed the Company that GM, which had awarded Koito the series production award, had decided to re-scope its advanced driver assistance systems (“ADAS”) product offerings and, as a result, Koito cancelled all outstanding purchase orders to the Company that relate to the GM series production award. As is customary when an automotive program changes, the Company submitted a project investment cost recovery claim related to the cancellation. See Note 17 for further information.
Note 19. Segments
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
Note 20. Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through May 14, 2024, the issuance date of the condensed consolidated financial statements.
Engineering Services Contract
In March 2024, the Company, alongside its tier 1 partner, Koito, was notified of a new series production by a global original equipment manufacturer (“OEM”), which will utilize the Company’s near-range lidar. In May 2024, the Company entered into an engineering services contract with Koito to support customer-specific product development and program execution efforts for this new OEM. See Part II, “Item 5. Other Information” in this Report for additional information.

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
Market Conditions
The global economy, including the financial and credit markets, has recently experienced and continues to experience significant volatility and disruptions including increases in inflation rates, the ongoing conflict in Ukraine and the Middle East, rising fuel prices, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of broader macroeconomic conditions on our business is dynamic and cannot be predicted.
For more information on our operations and risks related to our macroeconomic environment, please see the section titled “Risk Factors”.
GM Project Cancellation and Koito Letter of Intention

On December 11, 2023, Koito informed us that GM has decided to re-scope its ADAS product offerings and, as a result, all outstanding purchase orders from Koito to us that relate to the GM series production award have been cancelled. As is customary when an automotive program changes, we submitted a project investment cost recovery claim related to the cancellation. See Note 18 to our condensed consolidated financial statements included elsewhere in this Report for further information.

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
During the three months ended March 31, 2024, we incurred $1.6 million of transaction costs related to the Proposed Transaction.
New Series Production

In March 2024, we, alongside our tier 1 partner, Koito, were notified of a new series production by a global OEM, which will utilize our near-range lidar. On May 9, 2024, we entered into an engineering services contract with Koito to support customer-specific product development and program execution efforts for this new OEM. The contract contemplates approximately $10.0 million in fees, payable to us during the quarter ending June 30, 2024 upon achievement of the applicable milestones.
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
Adoption of Lidar Solutions in Automotive and Smart Infrastructure Markets
In an endless pursuit of safety and product differentiation, many leading automotive OEMs have decided to include lidar in their next generation of vehicles for increased safety and higher levels of autonomy. The speed of lidar adoption depends on many factors, including sensor performance, reliability, and cost, as well as the time it takes to win large series production awards. Large automotive series production awards usually take a number of years to secure but once awarded, the production award typically covers the entire duration of a typical vehicle model period of five to seven years for consumer vehicles. In the case of trucking applications, the production period of a typical model may exceed seven years in many cases. We are currently engaged in discussions with all of the top 10 global automotive OEMs based on vehicle production volume rankings from 2019 according to IHS Markit, a leading independent third-party industry analytics and information provider.
While lidar adoption in the automotive market may take multiple years to materialize, the smart infrastructure market could adopt lidar solutions at a more rapid pace. Applications within smart infrastructure vary widely from tolling to security, to delivery and logistics. These applications are typically project based and require certain levels of customization to deliver an end-to-end solution. To address opportunities in this market, we partner with system integrators who leverage our lidar hardware as well as our Helius® perception software to provide solutions unique to each opportunity. We expect to grow our system integrator partnership network to further drive the adoption of lidar in smart infrastructure applications.
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
Due to the impact of supply chain shortages and increased lead time for some of our products, there has been a significant mismatch between supply and demand, giving rise to product shortages for us and our customers, making our demand forecast more uncertain. We have continued to make efforts in broadening our supply base to support our growth and better serve customer demand. Recent market conditions discussed above have strained global supply chains and could result in a shortage of key materials that our suppliers require to satisfy our needs. We expect supply constraints for some of our products to persist in the near future. We have placed orders for certain supplies in advance of our historical lead times, paid premiums to secure future supply and capacity, and may need to continue to do so in the future. Placing orders in advance of our historical lead times to secure supply in a constrained environment may result in excess inventory, cancellation penalties, or other charges if there is a partial or complete reduction in long-term demand for our products. These actions may also increase our product costs and decrease gross margin, in addition to increased overall costs as a result of rising inflation. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our gross margin and operating margin.
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
Revenue is primarily derived from the sale of components and licensing of our technologies to tier 1 suppliers for mass market ADAS applications in the automotive market, the sale of lidar sensors directly to end-user customers in the smart infrastructure market, and engineering development arrangements of our lidar products for customers. Our lidar sensors are used in applications such as advanced driver assistance systems, autonomous vehicles, and intelligent transportation systems. Our customers include leading OEMs and suppliers within the automotive and smart infrastructure industries.
We categorize our revenue as (1) lidar sensor and prototype revenue and (2) development revenue.

Lidar sensor and prototype revenue is primarily derived from the sale of components and license of technologies to tier 1 suppliers for mass market ADAS applications in the automotive market and the sale of lidar sensors directly to end-user customers in the smart infrastructure markets. We expect lidar sensor and prototype revenue to decrease in the near future due to the cancellation of the GM series production award. Beyond that, we anticipate lidar sensor and prototype revenue growth as we continue to form strategic partnerships and as the primary source of revenue shifts from prototype sales to sales of commercialized production-ready lidar sensors in the foreseeable future thereafter.

Development revenue represents arrangements with tier 1 suppliers focused on the specific customization of our proprietary lidar capabilities to the customers’ applications, typically involving development of customized software for producing or operating lidar sensor prototypes for those customers. The timing of revenue recognition for development contracts is determined for each performance obligation based on the unique facts and circumstances within each development arrangement, which generally results in recognition at a point in time. This assessment is made at the outset of the arrangement for each performance obligation. We anticipate development revenue to increase in the near term due to the engineering services contract with Koito to support a major global OEM series production award. Overall, we anticipate development revenue to grow in the foreseeable future as we engage with customers in OEM development projects.
Cost of Revenue
Cost of revenue includes the manufacturing cost of our lidar sensors and components, which primarily consists of personnel-related costs directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturers and vendors. Our cost of revenue also includes cost of component inventory, product testing costs, an allocated portion of overhead costs, warranty expense, excess and obsolete inventory, and shipping costs. Development cost of revenue includes personnel-related costs incurred in the completion of the development projects. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our cost of revenue. We anticipate lidar sensor and prototype cost of revenue to decrease in the near future due to the cancellation of the GM series production award. We anticipate development cost of revenue to increase in the near term due to the engineering services contract with Koito to support a major global OEM series production award. Overall, we anticipate cost of revenue to increase in absolute dollars as we grow our sales in the foreseeable future.
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
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel-related costs, material expenses, permits, licenses, and professional services costs directly associated with our research and development activities. The remainder primarily relates to the allocated portion of overhead costs. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our lidar sensors. We expense research and development costs as incurred. We expect our research and development expenses to decrease in the near term, and then increase in absolute dollars as we increase our investment in ASIC and software development to broaden the capabilities of our solutions and introduce new products and features.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of personnel-related costs, professional services costs, and advertising expenses directly associated with our sales and general and administrative activities. The remainder primarily relates to the allocated portion of overhead costs. We expect our selling expenses to decrease in the near term, and then increase in absolute dollars over time in the future to support our expected growth as we hire additional sales personnel, increase our marketing activities, grow our domestic and international operations, and build brand awareness. We expect our general and administrative expenses to be flat in the near term, and then increase in absolute dollars over time in the future as we expect to increase the size of our general and administrative function for the growth of our business.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the loss associated with the repayment of the Secured Term Loan in 2023.
Other Income, Net
Other income, net consists primarily of a realizable gain from recoveries of GM series production award cancellation in 2024. For 2023, this amount was immaterial.
Interest Income, Net
Interest income, net consists primarily of interest earned on our cash equivalents and short-term investments. In 2023 only, it also included interest expense from our debt financing. These amounts will vary based on our cash, cash equivalents and short-term investment balances, and also with market interest rates.
Provision for Income Taxes
Our provision for income taxes consists of federal, state, and foreign current and deferred income taxes. Any changes in the United States and foreign taxation of our business activities may increase our overall provision for income taxes in the future.
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

Results of Operations for the Three Months Ended March 31, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended March 31,		Change $	Change %
	2024	2023
	(dollars in thousands)
Lidar sensor and prototype revenue	$1,141	$1,240	$(99)	(8%)
Development revenue	805	245	560	NM
Total revenue	$1,946	$1,485	$461	31%

Lidar sensor and prototype cost of revenue	1,211	1,448	(237)	(16%)
Development cost of revenue	311	111	200	NM
Total cost of revenue	1,522	1,559	(37)	(2%)
Gross profit (loss)	424	(74)	498	NM

Operating expenses:
Research and development	5,654	7,238	(1,584)	(22%)
Sales, general, and administrative	6,264	6,731	(467)	(7%)
Total operating expenses	11,918	13,969	(2,051)	(15%)
Operating loss	(11,494)	(14,043)	2,549	(18%)
Other income (expenses):
Gain on change in fair value of earnout liability	—	762	(762)	(100%)
(Loss) gain on change in fair value of warrant liability	(7)	94	(101)	NM
Foreign currency transaction loss, net	(1)	(750)	749	(100%)
Loss on extinguishment of debt	—	(1,123)	1,123	(100%)
Other income, net	4,022	19	4,003	NM
Interest income, net	654	299	355	NM
Loss before income taxes	(6,826)	(14,742)	7,916	(54%)

Provision for income taxes	(7)	—	(7)	NM
Net loss	$(6,833)	$(14,742)	$7,909	(54%)

NA: Not applicable
NM: Not meaningful (greater than 100% change or otherwise)
Comparison of the three months ended March 31, 2024 and 2023
Revenue
Lidar sensor and prototype revenue decreased by $0.1 million, or 8%, to $1.1 million for the three months ended March 31, 2024, from $1.2 million for the three months ended March 31, 2023. The decrease was driven by a $0.5 million decrease in sales of custom lidar products due to the GM project cancellation, which was partially offset by a $0.2 million increase in lidar sales volume and a $0.2 million increase from higher average selling prices of our regular lidar products.
Development revenue increased by $0.6 million, to $0.8 million for the three months ended March 31, 2024, from $0.2 million for the three months ended March 31, 2023. The increase relates to the timing and revenue associated with individual milestones achieved by the Company for development projects.

Cost of Revenue
Lidar sensor and prototype cost of revenue decreased by $0.2 million, or 16%, to $1.2 million for the three months ended March 31, 2024, from $1.4 million for the three months ended March 31, 2023. The decrease resulted primarily from product mix changes whereby the Company manufactured and sold lower-cost lidar sensors and prototypes during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Development cost of revenue increased by $0.2 million, to $0.3 million for the three months ended March 31, 2024, from $0.1 million for the three months ended March 31, 2023. The increase was driven by increased development work during the three months ended March 31, 2024 compared to the development work performed during the three months ended March 31, 2023.
Operating Expenses
Research and development expense decreased by $1.6 million, or 22%, to $5.7 million for the three months ended March 31, 2024, from $7.2 million for the three months ended March 31, 2023, resulting primarily from a $1.2 million decrease in personnel related costs and a $0.6 million decrease in materials costs, partially offset by a $0.2 million increase in engineering services costs.
Sales, general and administrative expense decreased by $0.4 million, or 7%, to $6.3 million for the three months ended March 31, 2024, from $6.7 million for the three months ended March 31, 2023, resulting primarily from $1.8 million decrease in personnel related costs, partially offset by $1.6 million of non-recurring transaction expenses related to the Proposed Transaction.
Gain (loss) on change in fair value of earnout and warrant liabilities
The earnout liability was assumed in connection with the Business Combination. The change in fair value of the earnout liability decreased by $0.8 million. This is primarily due to a larger decrease in the Company’s common stock price during the three months ended March 31, 2023 compared to the three months ended March 31, 2024.
The change in fair value of the warrant liability decreased by $0.1 million. This is primarily due to a larger decrease in the Company’s common share price for the three months ended March 31, 2023 compared to the three months ended March 31, 2024.
Foreign currency transaction loss, net
The decrease in foreign currency transaction loss was driven by the repayment of the Secured Term Loan with Koito, which was denominated in Japanese Yen, during the three months ended March 31, 2023. There were no foreign currency denominated transactions during the three months ended March 31, 2024.
Loss on extinguishment of debt
There were no losses on extinguishment of debt during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, when the Secured Term Loan with Koito term was repaid and extinguished.
Other Income, net
Other income, net increased by $4.0 million for the three months ended March 31, 2024 due to a gain related to recoveries from the GM series production award cancellation that became realizable during the quarter. The cancellation of the GM series production award occurred during the fourth quarter of 2023.
Interest Income, net
Interest income, net increased by $0.4 million, to $0.7 million for the three months ended March 31, 2024, from $0.3 million for the three months ended March 31, 2023, primarily due to increased interest income from the investment and deposit of cash received from the issuance of Preferred Stock to Koito in 2023.
Income Taxes
Our provision for income taxes remained consistent for the three months ended March 31, 2024 and 2023. We provided a full valuation allowance on our net U.S. federal and state deferred tax assets for the three months ended March 31, 2024 and 2023. For both reporting periods, we had U.S. federal and state tax-effected net operating loss carryforwards available to reduce future taxable income, of which post-2017 federal net operating loss will be carried forward indefinitely and pre-2017 federal net operating loss carryover and state net operating loss carryover will expire on varying dates.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2024, we had cash and cash equivalents totaling $49.2 million. We believe that our current cash position will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.
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
We have incurred negative cash flows from operating activities and significant operating losses in the past as reflected in our accumulated deficit of $141.4 million as of March 31, 2024. During the three months ended March 31, 2024, we had negative cash flows from operating activities of $7.1 million. Although much of the negative cash flow resulted from expenses for research and development projects and administrative expenses to support growth of the Company, we expect to continue to invest in research and development and generate operating losses in the future. In addition, our future capital requirements will depend on many factors, including our lidar sales volume (including if we have major customer wins or series production award wins), development project revenue, the timing and extent of spending to support our research and development efforts in lidar technology, the expansion of sales and marketing activities, market adoption of new and enhanced products and features, and increased spending due to inflation and supply chain shortages. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. For example, the Preferred Stock issued to Koito is ranked more senior to our common stock in the event of liquidation and includes other rights and preferences senior to those of our common stock. In addition, the Preferred Stock is convertible into shares of our common stock and, upon conversion, will result in dilution to our stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. Our ability to raise additional funds through the issuance of debt or equity securities may be subject to Koito’s consent pursuant to the Investor Rights Agreement. For information regarding our cash requirements from lease obligations, see Note 16 to the condensed consolidated financial statements included elsewhere in this Report.
In December 2023, Koito informed Cepton that GM had decided to re-scope its ADAS product offerings and, as a result, all outstanding purchase orders from Koito to Cepton that relate to the GM series production award have been cancelled. As is customary when an automotive program changes, we submitted a project investment cost recovery claim related to the cancellation to Koito and realized $4.0 million of cost recovery during the three months ended March 31, 2024. The timing and amount of recovery, if any, of the remaining portion of our cost recovery claim is uncertain and unknown at this time. See Note 17 to the condensed consolidated financial statements included elsewhere in this Report.
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

Cash Flow Summary — Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(7,115)	$(10,425)
Investing activities	6,000	(34,662)
Financing activities	(63)	54,672
Operating Activities
During the three months ended March 31, 2024, our operating activities used $7.1 million in cash. We recorded net loss of $6.8 million; however, this was offset by $1.4 million of non-cash expenses primarily consisting of stock-based compensation expense of $0.9 million, amortization of right-of-use assets of $0.4 million, and depreciation and amortization of $0.1 million. During the three months ended March 31, 2024, changes in our operating assets and liabilities reduced net cash by $1.7 million. The changes in operating assets and liabilities were primarily resulting from a $1.5 million increase in accounts receivable mainly due to a $4.0 million receivable from the GM project cancellation recoveries, a $1.0 million increase in prepaid expenses and other current assets due to prepaid director and officer’s insurance and a $0.5 million decrease in lease liabilities. The changes in operating assets and liabilities were partially offset by a $0.5 million increase in accounts payable due to timing of payments, and a $0.5 million decrease in inventory.
During the three months ended March 31, 2023, our operating activities used $10.4 million in cash. We recorded net loss of $14.7 million; however, this was offset by $3.9 million of non-cash income and expenses consisting primarily of stock-based compensation expense of $2.3 million, loss on extinguishment of debt of $1.1 million, foreign currency transaction loss of $0.8 million, and amortization of right-of-use assets of $0.4 million. These non-cash income items were partially offset by gains from the change in fair value of earnout and warrant liabilities of $0.9 million. During the three months ended March 31, 2023, we generated net cash of $0.4 million from changes in our operating assets and liabilities resulting primarily from a $0.5 million decrease in prepaid expenses and other current assets due to collection of a payroll tax receivable, a $0.5 million increase in accrued expenses and other current liabilities due to timing of payments, a $0.3 million decrease in accounts receivable, and a $0.2 million decrease in other long-term assets driven by a return of rent security deposits to the Company. These were offset by a $0.7 million decrease in accounts payable due to timing of payments, and a $0.5 million increase in inventory.
Investing Activities
During the three months ended March 31, 2024, our investing activities generated $6.0 million of cash from proceeds from maturities of short-term investments.
During the three months ended March 31, 2023, our investing activities used $34.7 million of cash, resulting primarily from purchases of short-term investments of $37.8 million and purchases of property and equipment of $0.6 million, partially offset by proceeds from maturities of short-term investments of $3.7 million.
Financing Activities
During the three months ended March 31, 2024, our financing activities used $0.1 million of cash from payment of employee taxes on RSU vesting.
During the three months ended March 31, 2023, our financing activities provided $54.7 million of cash consisting primarily of $99.9 million of net proceeds from the issuance of Preferred Stock to Koito, partially offset by the repayment of $45.2 million of short-term debt to Koito.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies.
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
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk exposures or management of market risk from those disclosed in Quantitative and Qualitative Disclosures About Market Risk included under Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As discussed elsewhere in this Report, we completed the Business Combination on February 10, 2022. Prior to the consummation of the Business Combination, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report, our management concluded that our disclosure controls and procedures were not effective as of such date because of the material weaknesses in our internal control over financial reporting identified as of December 31, 2021 that continued to exist with respect to our internal control over financial reporting as of March 31, 2024:
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
Changes in Internal Control Over Financial Reporting
Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than risks disclosed herein, there have not been any material changes in the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
We were recently awarded a series production award, alongside Koito; however, our business prospects, results of operations and financial condition could be materially and adversely affected if the development or the launch plans in which our products are expected to be deployed are significantly scaled back, delayed or terminated.

Our growth plans are substantially dependent on series production awards through Koito. Sales to Koito have historically accounted for a significant portion of our total revenue. In March 2024, we were notified of a series production award, alongside Koito, for our near-range lidar. The terms of this series production award are not final, and may change over time. If this customer terminates, significantly alters or delays this series production award, and/or alters its relationship with us or with Koito in a manner that is adverse to us, our business would be materially adversely affected.

In May 2024, we entered into an engineering services contract with Koito to support customer-specific product development and program execution efforts for this new OEM. See Part II, “Item 5. Other Information” in this Report for more information. While we expect to achieve the applicable milestones and receive the related payments from Koito specified therein, there can be no assurance that we will be able to timely achieve the applicable milestones under this engineering services contract or any future arrangements relating to this new series production award. If we fail to achieve the applicable milestones or for any other reason realize fewer engineering services fees than we expect, our results of operations and financial condition could be materially and adversely affected.

We, alongside Koito, were previously awarded a series production award for which the OEM delayed and then decided to re-scope its ADAS product offerings. As a result, Koito cancelled all outstanding purchase orders it had issued to us. If we are unable to maintain our relationship with Koito or the terms of our arrangements with Koito with respect to this new series production award differ from our expectations, including with respect to volume, pricing and timing, or Koito were to cancel all or a portion of the engineering services contract referred to above, then our business and prospects would be materially adversely affected.

There can be no assurance that we will be able to maintain our relationship with Koito, secure orders from this customer for our near-range lidar or recognize the benefits of the engineering services contract referred to above, and the occurrence of one or more of these risks could materially adversely affect our business prospects, results of operations and financial condition and could cause our stock price to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Engineering Services Contract

In March 2024, we, alongside our tier 1 partner, Koito, were notified of a new series production award by a global OEM, which will utilize our near-range lidar. On May 9, 2024, we entered into an engineering services contract with Koito to support customer-specific product development and program execution efforts for this new OEM. The contract contemplates approximately $10.0 million in fees, payable to us during the quarter ending June 30, 2024 upon achievement of the applicable milestones. We have the right to terminate our obligation to provide these engineering services to Koito following substantial completion of specific milestones. The contract also contemplates potential additional engineering services fees thereafter, subject to our and Koito’s entry into one or more additional agreements and satisfaction of any agreed upon milestones relating thereto.

Insider Trading Arrangements

During the quarter ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non- Rule 10b5-1 trading arrangement.”
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

10.1*#	Engineering Services Contract, dated May 9, 2024 with Koito Manufacturing Co., Ltd
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

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
#	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPTON, INC.

Date: May 14, 2024		/s/ Jun Pei
	Name:	Jun Pei
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024		/s/ Dong (Dennis) Chang
	Name:	Dong (Dennis) Chang
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)