Form 10-Q
period 2024-06-30
Cepton, Inc.
filed 2024-08-13
CIK 1498233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, 16,043,207 shares of common stock, par value $0.00001, of the registrant were issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or imply future events or trends or that are not statements of historical matters. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The Company cautions readers of this Report that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results to differ materially from the expected results. These factors include the information set forth in Part II, Item 1A, of this Report under the heading “Risk Factors”, which we encourage you to carefully read. Forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, expectations regarding our pending transaction with Koito Manufacturing Co., LTD (“Koito”), including our ability to close such transaction in a timely manner or at all, anticipated recoveries related to our cancelled General Motors (“GM”) series production award with Koito, potential benefits and the commercial attractiveness to its customers of the Company’s products and services, expectations regarding our new series production award, including potential payments relating to the new series production award, the potential success of the Company’s marketing and expansion strategies, and the potential for the Company to achieve design awards. These statements are based on various assumptions, whether or not identified in this Report, and on the current expectations of the Company’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. You are therefore cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.
i

Cepton, Inc.
Quarterly Report on Form 10-Q
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$56,021	$50,406
Short-term investments	—	5,969
Accounts receivable, net of allowance for credit losses of $0 and $0 (including $0 and $2,121 from a related party)	333	3,625
Inventories	1,235	2,396
Prepaid expenses and other current assets	3,393	1,253
Total current assets	60,982	63,649
Property and equipment, net	1,249	1,450
Restricted cash	1,283	1,283
Other assets	9,167	10,067
Total assets	$72,681	$76,449
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,877	$1,128
Operating lease liabilities, current	2,045	1,875
Accrued expenses and other current liabilities (including $2,200 and $385 with a related party)	3,833	4,066
Total current liabilities	8,755	7,069
Warrant liability	61	43
Earnout liability	34	93
Operating lease liabilities, non-current	7,635	8,720
Total liabilities	16,485	15,925
Commitments and contingencies (Note 17)
Convertible preferred stock with a related party:
Convertible preferred stock – Par value $0.00001 per share – 5,000,000 shares authorized; 100,000 shares issued and outstanding (aggregate liquidation preference of $106.3 million and $104.1 million)	98,891	98,891
Stockholders’ equity (deficit):
Common stock – Par value $0.00001 per share – 35,000,000 shares authorized; 16,043,207 and 15,861,494 shares issued and outstanding	—	—
Additional paid-in capital	98,913	96,583
Accumulated other comprehensive loss	(351)	(345)
Accumulated deficit	(141,257)	(134,605)
Total stockholders’ equity (deficit)	(42,695)	(38,367)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$72,681	$76,449
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lidar sensor and prototype revenue (including revenue of $137, $1,214, $694 and $1,859 from a related party)	$374	$2,771	$1,515	$4,011
Development revenue (including revenue of $10,000, $6, $10,750 and $234 from a related party)	10,054	16	10,859	261
Total revenue	10,428	2,787	12,374	4,272

Lidar sensor and prototype cost of revenue	976	2,348	2,188	3,796
Development cost of revenue	3,098	5	3,409	116
Total cost of revenue	4,074	2,353	5,597	3,912
Gross profit	6,354	434	6,777	360

Operating expenses:
Research and development	3,234	9,365	8,888	16,603
Selling, general and administrative	3,709	6,185	9,973	12,916
Total operating expenses	6,943	15,550	18,861	29,519
Operating loss	(589)	(15,116)	(12,084)	(29,159)
Other income (expense):
Gain (loss) on change in fair value of earnout liability	59	(26)	59	736
(Loss) gain on change in fair value of warrant liability	(11)	36	(18)	130
Other income, net	88	2	4,110	21
Loss on extinguishment of debt	—	—	—	(1,123)
Foreign currency transaction loss, net	—	—	—	(750)
Interest income, net	613	917	1,267	1,216
Income (loss) before income taxes	160	(14,187)	(6,666)	(28,929)
Benefit (provision) for income taxes	21	(3)	14	(3)

Net income (loss)	$181	$(14,190)	$(6,652)	$(28,932)
Less: cumulative preferred stock dividends	(1,118)	(1,071)	(2,224)	(1,909)
Net loss attributable to common stockholders	$(937)	$(15,261)	$(8,876)	$(30,841)

Net loss per share attributable to common stockholders, basic	$(0.06)	$(0.97)	$(0.56)	$(1.96)
Net loss per share attributable to common stockholders, diluted	$(0.06)	$(0.97)	$(0.56)	$(1.96)
Weighted-average common shares, basic	15,978,032	15,737,917	15,933,150	15,708,102
Weighted-average common shares, diluted	15,978,032	15,737,917	15,933,150	15,708,102

Net income (loss)	$181	$(14,190)	$(6,652)	$(28,932)
Other comprehensive (loss) income, net of tax:
Changes in unrealized (loss) gain on available-for-sale securities	—	(11)	6	6
Foreign currency translation adjustments	(2)	(4)	(12)	16
Total other comprehensive (loss) income, net of tax	(2)	(15)	(6)	22
Comprehensive income (loss)	$179	$(14,205)	$(6,658)	$(28,910)
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2023	100,000	$98,891	15,861,494	$—	$96,583	$(345)	$(134,605)	$(38,367)
Exercise of stock options and release of RSUs	—	—	82,951	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	926	—	—	926
Payments of employee taxes related to vested restricted stock units	—	—	(23,528)	—	(63)	—	—	(63)
Unrealized gain on available-for-sale investments	—	—	—	—	—	6	—	6
Cumulative translation adjustment	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(6,833)	(6,833)
Balance — March 31, 2024	100,000	$98,891	15,920,917	$—	$97,446	$(349)	$(141,438)	$(44,341)
Exercise of stock options and release of RSUs	—	—	134,162	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	1,498	—	—	1,498
Payments of employee taxes related to vested restricted stock units	—	—	(11,872)	—	(35)	—	—	(35)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	181	181
Balance — June 30, 2024	100,000	$98,891	16,043,207	$—	$98,913	$(351)	$(141,257)	$(42,695)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2022	—	$—	15,674,781	$—	$88,058	$(366)	$(86,059)	$1,633
Issuance of convertible preferred stock, net of transaction costs	100,000	98,891	—	—	—	—	—	—
Exercise of stock options and release of RSUs	—	—	9,638	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	2,280	—	—	2,280
Unrealized gain on available-for-sale investments	—	—	—	—	—	17	—	17
Cumulative translation adjustment	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(14,742)	(14,742)
Balance — March 31, 2023	100,000	$98,891	15,684,419	$—	$90,346	$(329)	$(100,801)	$(10,784)
Exercise of stock options and release of RSUs	—	—	157,049	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	2,362	—	—	2,362
Payments of employee taxes related to vested restricted stock units	—	—	(17,049)	—	(63)	—	—	(63)
Unrealized loss on available-for-sale investments	—	—	—	—	—	(11)	—	(11)
Cumulative translation adjustment	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(14,190)	(14,190)
Balance — June 30, 2023	100,000	$98,891	15,824,419	$—	$92,650	$(344)	$(114,991)	$(22,685)
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,652)	$(28,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204	235
Stock-based compensation	2,424	4,654
Amortization of right-of-use asset	826	773
Gain on sales of property and equipment	(60)	—
Accretion, other	(25)	(373)
Gain on change in fair value of earnout liability	(59)	(736)
Loss (gain) on change in fair value of warrant liability	18	(130)
Foreign currency transaction loss, net	—	750
Loss from extinguishment of debt	—	1,123
Changes in operating assets and liabilities:
Accounts receivable, net (including $2,121 and $207 from a related party)	3,292	(791)
Inventories	1,161	(1,216)
Prepaid expenses and other current assets	(2,140)	1,958
Other long-term assets	74	202
Accounts payable	1,749	741
Accrued expenses and other current liabilities (including $1,815 and $215 from a related party)	(232)	791
Operating lease liabilities	(915)	(289)
Net cash used in operating activities	(335)	(21,240)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3)	(1,186)
Purchases of short-term investments	—	(37,806)
Proceeds from sales of property and equipment	60	—
Proceeds from maturities of short-term investments	6,000	5,200
Net cash provided by (used in) investing activities	6,057	(33,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible preferred stock with a related party, net of transaction costs	—	99,884
Repayment of secured term loan from a related party	—	(45,220)
Proceeds from issuance of common stock options	4	13
Payments of employee taxes related to vested restricted stock units	(98)	(63)
Net cash (used in) provided by financing activities	(94)	54,614
Effect of exchange rate changes on cash	(13)	429
Net increase in cash, cash equivalents and restricted cash	5,615	11
Cash, cash equivalents and restricted cash, beginning of period	51,689	34,518
Cash, cash equivalents and restricted cash, end of period	$57,304	$34,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$63
Cash paid for income taxes	$7	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION

Changes in accrued purchases of property and equipment	$3	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$11,190
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) (
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Cepton, Inc., and its wholly owned subsidiaries, (collectively, the “Company”) formerly known as Growth Capital Acquisition Corp. (“GCAC”), was originally incorporated in Delaware on January 4, 2010, under the name PinstripesNYS, Inc. GCAC changed its name to Growth Capital Acquisition Corp. on February 14, 2020. GCAC was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 2, 2021, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Stock Market (“Nasdaq”). On August 4, 2021, GCAC entered into a Business Combination Agreement (as amended, the “Merger Agreement”) with Cepton Technologies, Inc. (“Legacy Cepton”) and GCAC Merger Sub Inc., a wholly owned subsidiary of GCAC. On February 10, 2022, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, GCAC changed its name to Cepton, Inc. and its shares and public warrants began trading on Nasdaq under the symbols “CPTN” and “CPTNW”, respectively. As a result of the Business Combination, Cepton, Inc. became the owner, directly or indirectly, of all of the equity interests of Legacy Cepton and its subsidiaries. Contemporaneously with the execution of the Merger Agreement, GCAC entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase an aggregate of 5,950,000 shares of common stock at a purchase price of $10.00 per share, or an aggregate purchase price of $59.5 million (the “PIPE Investment”).
The Company provides state-of-the-art, intelligent, lidar-based solutions for a range of markets such as automotive, smart cities, smart spaces, and smart industrial applications. The Company’s patented lidar technology enables reliable, scalable, and cost-effective solutions that deliver near- or long-range, high resolution 3D perception for smart applications. The Company is headquartered in San Jose, California, United States.
On July 29, 2024, the Company entered into an Agreement and Plan of Merger (the “Koito Merger Agreement” and, together with the transactions contemplated thereby, the “Transaction”) with Koito and Project Camaro Merger Sub, Inc., an indirectly wholly-owned subsidiary of Koito (“Merger Sub”), pursuant to which, among other things and on the terms and subject to the conditions set forth in the Koito Merger Agreement, Merger Sub shall be merged with and into Cepton, with Cepton continuing as the surviving corporation and an indirect subsidiary of Koito. See Note 20 for further information.
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
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2024, the Company had cash and cash equivalents of $56.0 million and an accumulated deficit of $141.3 million. During the six months ended June 30, 2024, the Company incurred an operating loss of $12.1 million and had negative cash flows from operating activities of $0.3 million.
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
Concentration of Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains a substantial portion of its cash and cash equivalents in money market funds. The Company believes that the financial institutions that hold its cash and cash equivalents are financially sound and, accordingly, represent minimal credit risk. Deposits held with banks may exceed the amount of federal insurance limits provided on such deposits.
As of June 30, 2024 and December 31, 2023, one and three customers, respectively, each accounted for more than 10% of accounts receivable.
Customers with revenue equal to or greater than 10% of total revenue for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	97%	44%	92%	49%
Customer B	—%	52%	4%	34%
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
Product Warranties
The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Through June 30, 2024, there were immaterial changes to the accrued warranty liability which was recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet.
Reclassification

During the course of preparing the financial statements for the three and six months ended June 30, 2024, the Company identified an immaterial error in its presentation of basic and diluted net loss, which impacted each of the periods since the first quarter of 2023. The Company should have calculated the numerator of the basic and diluted net (loss) income per share using the net loss attributable to common stockholders, which is the net loss adjusted for the dividends on cumulative preferred stock earned during the period. The Company believes the correction of the error is immaterial to the previously issued condensed consolidated financial statements for prior periods..
The corrections to the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2023 were as follows (in thousands, except for per share data):

	Three Months Ended June 30, 2023
	(As Previously Reported)	Correction	(As Corrected)
Less: cumulative preferred stock dividends	$—	$(1,071)	$(1,071)
Net loss attributable to common stockholders	$(14,190)	$(1,071)	$(15,261)

Net loss per share attributable to common stockholders, basic	$(0.90)	$(0.07)	$(0.97)
Net loss per share attributable to common stockholders, diluted	$(0.90)	$(0.07)	$(0.97)

	Six Months Ended June 30, 2023
	(As Previously Reported)	Correction	(As Corrected)
Less: cumulative preferred stock dividends	$—	$(1,909)	$(1,909)
Net loss attributable to common stockholders	$(28,932)	$(1,909)	$(30,841)

Net loss per share attributable to common stockholders, basic	$(1.84)	$(0.12)	$(1.96)
Net loss per share attributable to common stockholders, diluted	$(1.84)	$(0.12)	$(1.96)
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this new pronouncement on its condensed consolidated financial statements disclosures
Note 2. Basic and Diluted Net Income (Loss) Per Share
The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The Company considers its convertible preferred stock outstanding as of June 30, 2024 to be participating as holders of such securities have non-forfeitable dividend rights in the event of the declaration of a dividend for shares of common stock. When the Company is in a net loss position, the net loss attributable to common stockholders is not allocated to the convertible preferred stock under the two-class method as these securities do not have a contractual obligation to share in losses. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding. When there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table presents the reconciliation of the numerators and denominators of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$181	$(14,190)	$(6,652)	$(28,932)
Less: cumulative preferred stock dividends	(1,118)	(1,071)	(2,224)	(1,909)
Net loss attributable to common stockholders	$(937)	$(15,261)	$(8,876)	$(30,841)

Denominator
Weighted-average common shares outstanding – Basic	15,978,032	15,737,917	15,933,150	15,708,102
Stock options to purchase common stock and RSUs	—	—	—	—
Weighted-average common shares outstanding – Diluted	15,978,032	15,737,917	15,933,150	15,708,102
The following common stock equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options to purchase common stock and RSUs	2,133,230	1,832,296	2,090,874	1,659,589
Preferred shares on an as-converted basis	4,112,583	3,942,344	4,112,583	3,942,344
Total	6,245,813	5,774,640	6,203,457	5,601,933
As of June 30, 2024 and 2023, 1,300,000 Earnout Shares (as defined in Note 13) were excluded from the table above because the shares are considered contingently issuable and the required common share price milestones were not achieved as of June 30, 2024 and 2023. As of June 30, 2024 and 2023, 13,800,000 common stock warrants (which are exercisable for an aggregate of 1,380,000 shares of common stock) were excluded from the table above as no shares were issuable under the treasury stock method of computing diluted earnings per share.
Note 3. Revenue
The Company disaggregates its revenue from contracts with customers by country of domicile based on the shipping location of the customer. Total revenue disaggregated by country of domicile was as follows (dollars in thousands):

	Three Months Ended June 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by country of domicile:
Japan	$10,137	97%	$1,265	45%
United States	275	3%	1,466	53%
Other	16	N/A	56	2%
Total	$10,428	100%	$2,787	100%

	Six Months Ended June 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by country of domicile:
Japan	$11,465	93%	$2,312	54%
United States	861	7%	1,570	37%
Other	48	N/A	390	9%
Total	$12,374	100%	$4,272	100%
As of June 30, 2024 and December 31, 2023, the Company had $2.5 million and $0.4 million of deferred revenue included in accrued expenses and other current liabilities, respectively, and no contract assets.
Note 4. Fair Value Measurement
The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$37,061	$—	$—	$37,061
Total cash equivalents	$37,061	$—	$—	$37,061
Short-term investments:
Total short-term investments	$—	$—	$—	$—
Total assets measured at fair value	$37,061	$—	$—	$37,061

Liabilities:
Warrant liability	$—	$61	$—	$61
Earnout liability	—	—	34	34
Total liabilities measured at fair value	$—	$61	$34	$95

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$33,562	$—	$—	$33,562
Total cash equivalents	$33,562	$—	$—	$33,562
Short-term investments:
U.S. government agency securities	$—	$5,969	$—	$5,969
Total short-term investments	$—	$5,969	$—	$5,969
Total assets measured at fair value	$33,562	$5,969	$—	$39,531

Liabilities:
Warrant liability	$—	$43	$—	$43
Earnout liability	—	—	93	93
Total liabilities measured at fair value	$—	$43	$93	$136
Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments consist of investment securities with original maturities greater than three months but less than twelve months and are included as current assets in the condensed consolidated balance sheets. For short-term investments, the fair value as of June 30, 2024 and December 31, 2023 approximates amortized cost basis.
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
The value of the earnout liability is classified as Level 3 under the fair value hierarchy because it has been valued based on significant inputs not observable in the market. There was an immaterial loss in Level 3 liabilities related to changes in earnout liability measured at fair value for the six months ended June 30, 2024, which is shown in the condensed consolidated statement of operations and comprehensive income (loss).
Note 5. Inventories
Inventories consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$439	$1,182
Work-in-process	602	876
Finished goods	194	338
Total inventories	$1,235	$2,396
Inventories are carried and depicted above at the lower of cost or net realizable value. Write-downs were $0.6 million and $0.8 million for the three and six months ended June 30, 2024. Write-downs were $0.3 million for the three and six months ended June 30, 2023.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$925	$365
Other prepaid expenses	2,391	737
Other current assets	77	151
Total prepaid expenses and other current assets	$3,393	$1,253
Note 7. Property and Equipment, Net
Property and equipment, net, consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Machinery and equipment	$2,213	$2,326
Automobiles	45	45
Leasehold improvements	235	235
Computer and equipment	116	116
Total property and equipment	2,609	2,722
Less: accumulated depreciation and amortization	(1,360)	(1,272)
Total property and equipment, net	$1,249	$1,450

Depreciation and amortization related to property and equipment was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. Depreciation and amortization related to property and equipment was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll	$1,149	$878
Accrued expenses and taxes	179	2,798
Deferred revenue	2,500	367
Warranty reserve	5	23
Total accrued expenses and other current liabilities	$3,833	$4,066
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
As of June 30, 2024, the Company had authorized 5,000,000 shares of preferred stock, each with a par value of $0.00001. As of June 30, 2024, there were 100,000 shares of preferred stock issued and outstanding.
Dividend Provisions

The Preferred Stock ranks senior to the Company’s common stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company and ranks junior to all secured and unsecured indebtedness. The Preferred Stock has an Initial Liquidation Preference of $100.0 million, representing an aggregate Liquidation Preference (as defined below) of $100.0 million upon issuance. At the Company’s election, the Preferred Stock carries a 4.25% per annum dividend if paid in kind or a 3.25% per annum dividend if paid in cash, in each case payable quarterly in arrears. Holders of the Preferred Stock are entitled to these dividends regardless of whether the dividends are declared by the Company’s board of directors. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The Preferred Stock is also entitled to fully participate in any dividends paid to the holders of common stock in cash, in stock or otherwise, on an as-converted basis. As of June 30, 2024, the cumulative dividends accrued were $6.3 million, or $63.10 per share of Preferred Stock.
Liquidation Rights
In the event of any Liquidation, holders of the Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Preferred Stock were converted into common stock. The Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of June 30, 2024, the Liquidation Preference of the Preferred Stock was $106.3 million.
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
Optional Redemption
The Company has the option, upon 30 days’ advance notice, to (A) repurchase all (but not less than all) of the outstanding Preferred Stock held by Koito or a Permitted Transferee (as defined in the Investment Agreement) on or after the second anniversary of the closing occurring after the end of the applicable fiscal year for which the Company has recorded positive net income, if the Company has recorded positive net income pursuant to U.S. GAAP in its audited financial statements for any fiscal year the end date of which falls after the fifth anniversary of the closing and (B) all or any portion of the outstanding Preferred Stock not held by Koito or a Permitted transferee any time after the seventh anniversary of the closing.
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
As of June 30, 2024, the Company had authorized 35,000,000 shares of common stock, each with a par value of $0.00001. As of June 30, 2024, there were 16,043,207 shares of common stock issued and outstanding.
Lincoln Park Transaction
On November 24, 2021, Legacy Cepton entered into a Purchase Agreement with Lincoln Park Capital LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase up to $100.0 million of common stock (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period (the “Purchase Agreement”) from February 10, 2022 to February 10, 2025, and certain other conditions set forth in the Purchase Agreement. The Company may, from time to time and at its sole discretion, direct Lincoln Park to purchase common stock in accordance with daily dollar thresholds as determined within the Purchase Agreement. The purchase price per share for common stock will be the lower of: (i) the lowest trading price for shares of common stock on the market in which it is listed, on the applicable purchase date and (ii) the average of the three (3) lowest closing sale price for common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date. In consideration for entering into the Purchase Agreement, the Company issued, as a commitment fee, 5,000 shares of common stock to Lincoln Park on the date of the closing of the Business Combination and subsequently an additional 15,000 shares of common stock 180 days after the date of the closing of the Business Combination.
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
On February 10, 2022, the Company adopted the 2022 Stock Plan (the “2022 Plan”) under which 1,512,314 shares of the Company’s common stock were reserved for issuance to employees, nonemployee directors, consultants, and advisors. Per the terms of the 2022 Plan, in the event any Post Conversion Awards issued and outstanding under the 2016 Plan are cancelled, terminated, or expire, said number of shares will be made available for issuance under the 2022 Plan. The share limit shall automatically increase on the first trading day in January of every calendar year during the term of the 2022 Plan, by an amount equal to the lesser of (i) two percent (2%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of common stock as may be established by the board of directors. As of June 30, 2024, there were 2,143,038 shares of common stock reserved for issuance under the 2022 Plan.

Incentive Stock Options and Nonqualified Stock Options
Stock options generally vest over four years, subject to a service condition, with 25% of the awarded stock options vesting on the first anniversary of the grant date and the remaining 75% vesting monthly over the remaining 36 months. The options expire ten years from grant date.
A summary of the Company’s employee and nonemployee stock option activity for the six months ended June 30, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,258,483	$19.22	4.5	$767
Granted	—	$—
Exercised	(3,896)	$1.00
Expired/Forfeited	(198,400)	$30.91
Outstanding as of June 30, 2024	1,056,187	$17.10	4.8	$599
Exercisable as of June 30, 2024	996,769	$15.13	4.6	$599
Vested and expected to vest as of June 30, 2024	1,056,187	$17.10	4.8	$599
As of June 30, 2024, there was $1.5 million of unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted-average period of 0.9 years. The total intrinsic value of options exercised during the six months ended June 30, 2024 was immaterial. The Company recognizes forfeitures as they occur.
Restricted Stock Units (“RSUs”)
Each RSU represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over a period of one to four years, subject to a service condition. The fair value of RSU is equal to the fair value of the Company’s common stock on the date of grant.
A summary of the Company’s RSU activities for the six months ended June 30, 2024 is presented below:

	Shares	Weighted Grant Date Fair Value
Outstanding as of December 31, 2023	608,029	$16.36
Granted	1,079,328	$3.00
Released	(213,217)	$17.71
Forfeited	(84,714)	$20.17
Outstanding as of June 30, 2024	1,389,426	$5.55
As of June 30, 2024, there was $6.8 million of unrecognized stock-based compensation expense related to unvested RSUs expected to be recognized over a weighted-average period of 2.6 years. The total intrinsic value of RSUs outstanding at June 30, 2024 was $3.7 million. The Company recognizes forfeitures as they occur.
Performance-based Stock units

Each performance-based stock unit (“PSU”) granted under the 2022 Plan represents a right to receive one share of the Company’s common stock upon satisfaction of the performance-based conditions applicable to the PSU. There were no PSUs issued during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company granted 12,300 PSUs under the 2022 Plan, with 6,600 PSUs in the first tranche and 5,700 PSUs in the second tranche. Each grant consisted of two market-based vesting tranches, with the first tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the closing price of the Company’s common stock exceeds

$150.00 per share or (ii) the Company’s market capitalization exceeds $2.1 billion; and the second tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the closing price of the Company's common stock exceeds $175.00 per share or (ii) the Company’s market capitalization exceeds $2.5 billion, provided in each case that the applicable stock price or market capitalization goal must be achieved no later than February 10, 2025 for the applicable tranche to vest, and provided further that the vesting of each tranche is subject to the grantee’s continued employment with the Company through the day on which the applicable goal is achieved.
The fair value of the PSUs at valuation date was determined using a Monte Carlo valuation model that utilizes significant assumptions, including expected volatility, dividend yield, stock price as of the valuation date, market capitalization targets and the corresponding share price targets necessary for each tranche of PSUs to vest, expected life, and risk-free rate.
The fair value of the PSUs at valuation date was $0.1 million with weighted-average grant date fair value of $9.77, amortizing over a derived service period of 21 and 22 months for each tranche, respectively. During the six months ended June 30, 2024, 5,600 PSUs were cancelled.
Stock-Based Compensation
For the three and six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$609	$44	$620	$104
Research and development expense	416	1,193	1,204	2,370
Selling, general and administrative expense	473	1,128	600	2,180
Total stock-based compensation expense	$1,498	$2,365	$2,424	$4,654
For the three months ended June 30, 2024 and 2023, the Company capitalized $11 thousand and $41 thousand, respectively, of stock-based compensation expense into inventory. For the six months ended June 30, 2024 and 2023, the Company capitalized $21 thousand and $92 thousand, respectively, of stock-based compensation expense into inventory.
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

The Company concluded the Earnout Shares meet the criteria for liability classification due to the existence of contingent settlement provisions that could result in holders receiving differing amounts of shares depending on the Company’s stock price or the price paid in a change of control. Because the settlement is not solely determined by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event, this causes the Earnout Shares to not be indexed to the Company’s own shares, resulting in liability classification. Upon the closing of the Business Combination, the Company recorded these instruments as liabilities on the condensed consolidated balance sheet at fair value and recognizes subsequent changes in fair value in earnings at each reporting date. The fair value of the earnout liability was determined using a Monte Carlo valuation model that utilizes significant assumptions, including expected volatility, expected term, and risk-free rate, to determine the probability of achieving the common share price milestones.
The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant dates:

	June 30, 2024	December 31, 2023
Stock price	$2.69	$3.14
Expected volatility	117.0%	117.0%
Risk-free interest rate	5.32%	5.32%
Expected term (in years)	0.8	1.2
Expected dividend yield	0%	0%
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
As of June 30, 2024, the balance of the earnout liability was immaterial. For the three and six months ended June 30, 2024, there were immaterial losses in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability. For the three and six months ended June 30, 2023, the Company recorded an immaterial loss and a gain of $0.7 million, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability.
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
The Company concluded the Private Placement Warrants meet the criteria for liability classification due to the existence of a settlement provision that adjusts the settlement amount based on who the holder of the warrant is (i.e., permitted vs. non-permitted transferees). This provision causes the Private Placement Warrants to not be indexed to the Company’s own shares, resulting in liability classification. Upon consummation of the Business Combination, the fair value of the Private Placement Warrants was recorded at a value of approximately $2.6 million. The fair value of the Private Placement Warrants was immaterial on June 30, 2024. For each of the three and six months ended June 30, 2024 and June 30, 2023, the Company recorded immaterial losses or gains in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability.
Note 15. Income Taxes
The Company’s provision for income taxes was immaterial for each of the three and six months ended June 30, 2024 and 2023. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to unrecognized U.S. federal and state tax benefits because of a full valuation allowance that the Company has established against its federal and state deferred tax assets and foreign tax rate differential from U.S. federal statutory rate.
The Company conducts its business globally and its operating income is subject to varying rates of tax in the United States, Canada, Germany, and other locations. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region.
Due to historical losses in the United States, the Company continues to maintain a full valuation allowance against the U.S. federal and state deferred tax assets. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company is subject to income taxes in the U.S. federal, state, and various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All of the Company’s tax years remain open for examination by the federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development tax credits. The Company does not have any tax audits or other issues pending.
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

The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$799	$803	$1,599	$1,468
Variable lease cost	233	203	437	408
Total operating lease cost	$1,032	$1,006	$2,036	$1,876
Supplemental cash flow information for the six months ended June 30, 2024 and 2023 related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$1,627	$984
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$11,190
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$9,138	$10,038
Operating lease liabilities:
Operating lease liabilities, current	$2,045	$1,875
Operating lease liabilities, non-current	7,635	8,720
Total operating lease liabilities	$9,680	$10,595
The operating lease right-of-use assets were recorded in other assets in the condensed consolidated balance sheets.
Weighted-average remaining term and discount rates were as follows (term in years):

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term	3.78	4.27
Weighted-average discount rate	14.48%	14.48%
Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,
2024	$1,621
2025	3,318
2026	3,324
2027	3,368
Thereafter	847
Total undiscounted lease payments	$12,478

Present value adjustment for minimum lease commitments	(2,798)
Net lease liabilities	$9,680

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
The Company records accruals for its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. There were no material accruals for loss contingencies associated with such legal claims, actions or litigation as of June 30, 2024 and December 31, 2023.
Contract Manufacturer Loss Contingencies
As a result of the GM series production award cancellation in December 2023, the Company cancelled production contracts with certain contract manufacturers. This led to the Company’s receipt of project loss claims from contract manufacturers. The project loss claims include item costs for which the Company believes it is not liable based on contractual rights and obligations created by legal agreements with the contract manufacturers. The Company believes that a loss from these specific item costs is reasonably possible but not probable, and as a result no accrual has been made. As of June 30, 2024, the Company estimates the reasonably possible range of loss to be from zero to approximately $1.1 million. The Company will continue to assess the situation with its contract manufacturers and will update its position as needed.
Other Contingencies
As a result of the GM series production award cancellation, the Company sent a claim to Koito seeking recovery of a significant amount in project losses. The claim covers costs associated with materials, tooling, engineering, and other related project costs. The Company is seeking recovery during 2024; however a formal recovery timeline and total amount have not been agreed to and are unknown at this time. For the six months ended June 30, 2024, the Company recognized a $4.0 million gain related to cost recovery in other income, net in the condensed consolidated statement of operations and comprehensive income (loss), and received a cash payment in April 2024. The remaining portion of the cost recovery claim was uncertain and the amount was neither estimable, realized nor realizable.
Note 18. Related Party Transactions
Investment Agreement and Investor Rights Agreement with Koito
On October 27, 2022, the Company entered into the Investment Agreement with Koito pursuant to which, among other things, at the closing of the transactions, and based on the terms and subject to the conditions set forth therein, the Company issued and sold to Koito, 100,000 shares of Preferred Stock for a purchase price of $100.0 million. The issuance and sale of the Preferred Stock and related matters were approved by the Company’s stockholders on January 11, 2023, and the Preferred Stock issued to Koito on January 19, 2023. See Note 10 for further information. On January 19, 2023, the Company and Koito entered into the Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, the Company ensured that two designees of Koito sat on the Company’s board of directors immediately following the issuance of the Preferred Stock. The Investor Rights Agreement also provides for certain investor consent, preemptive, registration, and termination rights, which contain certain provisions that limit the Company’s ability to access additional sources of funding without Koito’s consent.
Secured Term Loan Agreement with Koito
Concurrently with the execution of the Investment Agreement, the Company entered into a Secured Term Loan Agreement with Koito to borrow Japanese Yen ¥5.8 billion (approximately $39.4 million). On January 24, 2023, the Company repaid all outstanding principal and accrued interest under the Secured Term Loan Agreement. See Note 9 for further information.
Koito Letter of Intention and Koito Merger Agreement
On December 21, 2023, the Company received a non-binding indication of interest from Koito to acquire 100% of the outstanding shares of the Company not already owned by Koito or certain other potential rollover participants including Dr. Jun Pei, Cepton’s President and Chief Executive Officer (collectively, the “Rollover Participants”).

On July 29, 2024, the Company entered into the Koito Merger Agreement with Koito and Merger Sub, pursuant to which, among other things and on the terms and subject to the conditions set forth in the Koito Merger Agreement, Merger Sub shall be merged with and into Cepton, with Cepton continuing as the surviving corporation and an indirect subsidiary of Koito. See Note 20 for further information regarding the Transaction and other agreements entered into in connection with the Transaction.
During the three and six months ended June 30, 2024, the Company incurred $0.1 million and $1.6 million of transaction costs, which were recorded in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss).
Transactions with Koito
Koito is an automotive tier 1 partner and investor of the Company. Sales to Koito were $10.1 million and $1.2 million (or 97% and 44% of our total revenue) for the three months ended June 30, 2024 and 2023, respectively. Sales to Koito were $11.4 million and $2.1 million (or 92% and 49% of our total revenue) for the six months ended June 30, 2024 and 2023, respectively. Accounts receivable from Koito were zero as of June 30, 2024 and $2.1 million as of December 31, 2023.
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
Note 20. Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through August 13, 2024, the issuance date of the condensed consolidated financial statements.

Koito Merger Agreement

On July 29, 2024, the Company entered into the Koito Merger Agreement with Koito and Merger Sub to effect the Transaction. The Koito Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth in the Koito Merger Agreement, (i) Merger Sub shall be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation (the “Surviving Corporation”) and an indirect subsidiary of Koito; (ii) at the effective time of the Merger (the “Effective Time”) each share of common stock of the Company, par value $0.00001 per share (the “Company Common Stock”) issued and outstanding immediately before the Effective Time (other than (a) shares of Company Common Stock held by any subsidiary of the Company immediately prior to the Effective Time; (b) shares of Company Common Stock held by Koito or any of its subsidiaries or owned by the Company as treasury stock, in each case, immediately prior to the Effective Time; and (c) shares of Company Common Stock that are issued and outstanding immediately prior to the Effective Time and for which the holder thereof is entitled to demand and properly demands the appraisal of such shares in accordance with, and complied in all respects with, Section 262 of the General Corporation Law of the State of Delaware) shall be converted automatically into the right to receive $3.17 per share without interest (the “Merger Consideration”); and (iii) each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one (1) fully paid and non-assessable share of common stock, par value $0.00001 per share, of the Surviving Corporation.

Each share of Preferred Stock issued and outstanding immediately prior to the Effective Time shall remain outstanding and shall not be cancelled. The Company’s warrants to acquire up to 862,500 shares of Company Common Stock issued and outstanding on the date of the Koito Merger Agreement originally issued as a component of the units sold in Growth

Capital Acquisition Corp.’s initial public offering (the “Public Warrants”) and warrants to acquire up to 517,000 shares of Company Common Stock issued at the time of Growth Capital Acquisition Corp.’s initial public offering (the “Private Warrants” and, together with the Public Warrants, the “Warrants”) that are outstanding and unexercised as of immediately prior to the Effective Time shall be treated in accordance with the terms and conditions of the Warrant Agreement, dated as of January 29, 2021 by and between the Company and Continental Stock Transfer & Trust Company. The Company’s Earnout Shares shall be treated in accordance with the terms and conditions of the Business Combination Agreement, dated as of August 4, 2021, by and among the Company, GCAC Merger Sub Inc. and Cepton Technologies, as amended, pursuant to which, at the Effective Time, the Earnout Shares shall (i) be deemed unearned as the Merger Consideration does not exceed the share price milestone thresholds applicable to the Earnout Shares and (ii) be cancelled. If the Merger is consummated, shares of Company Common Stock and Public Warrants will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934.

The consummation of the Transaction is subject to the fulfillment or waiver of certain conditions, including the receipt of the requisite stockholder approval at a meeting of the Company’s stockholders and the receipt of required regulatory approvals, consents or clearances with respect to the Transaction, including from the Committee on Foreign Investment in the United States. The Company has made customary representations, warranties and covenants in the Koito Merger Agreement, including, among others, covenants to use reasonable best efforts to conduct its business in the ordinary course during the period between the date of the Koito Merger Agreement and the consummation of the Merger. The parties have agreed to use reasonable best efforts to take all actions necessary to consummate the Merger, including cooperating to obtain the regulatory approvals necessary to consummate the Merger.

Voting Support Agreements

Concurrent with the execution of the Koito Merger Agreement, Koito and each of Dr. Jun Pei, Dr. Jun Ye and Dr. Mark McCord (the “Supporting Stockholders”) entered into voting support agreements (the “Voting Support Agreements”), pursuant to which, among other things, each of the Supporting Stockholders agreed, subject to the terms thereof, to vote or cause to be voted, all of the shares of Company Common Stock beneficially owned by such Supporting Stockholders in favor of the adoption of the Koito Merger Agreement. The aggregate number of shares of Company Common Stock beneficially owned by the Supporting Stockholders and required to be voted or cause to be voted in favor of the adoption of the Koito Merger Agreement pursuant to the Voting Support Agreements represents approximately 38.7% of the outstanding shares of Company Common Stock, and along with the shares of Company Common Stock beneficially owned by Koito (excluding the Company Common Stock to which the shares of Series A Preferred Stock held by Koito are convertible), approximately 50.9% of the outstanding shares of Company Common Stock. In the event that the Board effects a Recommendation Change, then the aggregate number of shares of Company Common Stock beneficially owned by the Supporting Stockholders and required to be voted or caused to be voted in favor of the adoption of the Koito Merger Agreement pursuant to the Voting Support Agreements, along with the shares of Company Common Stock beneficially owned by Koito (including the Company Common Stock to which the shares of Series A Preferred Stock held by Koito are convertible), would be reduced to represent 35% of the outstanding shares of Company Common Stock.

Rollover Agreement

Concurrent with the execution of the Koito Merger Agreement, Koito, Project Camaro Holdings, LLC, a Delaware limited liability company (“Holdco”), and the Rollover Participants entered into a rollover agreement (the “Rollover Agreement”), pursuant to which, immediately prior to the Effective Time, Dr. Jun Pei, Dr. Mark McCord and Mr. Yupeng Cui will contribute 1,291,810, 515,886 and 476,549 shares of Company Common Stock (the “Rollover Shares”), respectively, and Koito will separately contribute its 1,962,474 shares of Company Common Stock and 100,000 shares of Series A Preferred Stock as contemplated therein, to Holdco in exchange for certain equity interests in Holdco. Pursuant to the Rollover Agreement, the Rollover Participants agreed to certain restrictive covenants, including restrictions on competition and solicitation. The Rollover Agreement also contemplates that at the closing, the Rollover Participants, Parent and Holdco will enter into an Amended and Restated Limited Liability Company Agreement of Holdco, which provides for scheduled repurchases of the equity interests issued to the Rollover Participants at a purchase price determined by multiplying the number of Rollover Shares by the Merger Consideration, plus an applicable rate of interest, subject to acceleration or reduction in certain circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this section to “we,” “our,” “us,” and “Cepton” generally refer to Cepton Technologies, Inc. and its consolidated subsidiaries prior to the Business Combination (as defined in Note 1 to the condensed consolidated financial statements in this Report) and to Cepton, Inc. and its consolidated subsidiaries after giving effect to the Business Combination. The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements included in this Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” herein.
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
Koito Letter of Intention and Koito Merger Agreement

On December 21, 2023, we received a non-binding indication of interest from Koito to acquire 100% of the outstanding shares of the Company not already owned by Koito or certain other potential rollover participants including Dr. Jun Pei, Cepton’s President and Chief Executive Officer (collectively, the “Rollover Participants”).

On July 29, 2024, we entered into an Agreement and Plan of Merger (the “Koito Merger Agreement” and, together with the transactions contemplated thereby, the “Transaction”) with Koito Manufacturing Co., LTD (“Koito”) and Project Camaro Merger Sub, Inc., an indirectly wholly-owned subsidiary of Koito (“Merger Sub”), pursuant to which, among other things and on the terms and subject to the conditions set forth in the Koito Merger Agreement, Merger Sub shall be merged with and into Cepton, with Cepton continuing as the surviving corporation and an indirect subsidiary of Koito. Our Board of Directors has approved the Transaction and has recommended that our stockholders approve the Transaction at an upcoming meeting of our stockholders. If approved by our stockholders representing at least a majority of our outstanding shares, the Transaction is expected to close in the first quarter of 2025, subject to regulatory approvals and other customary closing conditions. No assurance can be given that the potential transaction will be consummated in a timely manner or at all. See Note 20 to our condensed consolidated financial statements included elsewhere in this Report for further information.
During the three and six months ended June 30, 2024, the Company incurred $0.1 million and $1.6 million of transaction costs related to the Transaction.
New Series Production

In March 2024, we, alongside our tier 1 partner, Koito, were notified of a new series production by a global OEM, which will utilize our near-range lidar. On May 9, 2024, we entered into an engineering services contract with Koito for approximately $10.0 million in fees to support customer-specific product development and program execution efforts for this new OEM.
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

Lidar sensor and prototype revenue is primarily derived from the sale of components and license of technologies to tier 1 suppliers for mass market ADAS applications in the automotive market and the sale of lidar sensors directly to end-user customers in the smart infrastructure markets. We expect lidar sensor and prototype revenue to decrease in 2024 as compared to 2023 due to the cancellation of the GM series production award. Over time, we anticipate lidar sensor and prototype revenue growth as we continue to form strategic partnerships and as the primary source of revenue shifts from prototype sales to sales of commercialized production-ready lidar sensors in the foreseeable future thereafter.

Development revenue represents arrangements with tier 1 suppliers focused on the specific customization of our proprietary lidar capabilities to the customers’ applications, typically involving development of customized software for producing or operating lidar sensor prototypes for those customers. The timing of revenue recognition for development contracts is determined for each performance obligation based on the unique facts and circumstances within each development arrangement, which generally results in recognition at a point in time. This assessment is made at the outset of the arrangement for each performance obligation. We anticipate development revenue in 2024 to be higher as compared to 2023 due to completion of the engineering services contract with Koito to support a major global OEM series production award during the second quarter of 2024. Over time, we anticipate development revenue to grow in the foreseeable future as we engage with customers in OEM development projects.
Cost of Revenue
Cost of revenue includes the manufacturing cost of our lidar sensors and components, which primarily consists of personnel-related costs directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturers and vendors. Our cost of revenue also includes cost of component inventory, product testing costs, an allocated portion of overhead costs, warranty expense, excess and obsolete inventory, and shipping costs. Development cost of revenue includes personnel-related costs incurred in the completion of the development projects. Increased costs for components, logistics and other supply chain expenses, driven in part by inflation and supply chain shortages, have negatively impacted, and may continue to negatively impact, our cost of revenue. We anticipate lidar sensor and prototype cost of revenue to decrease in 2024 as compared to 2023 due to the cancellation of the GM series production award. We anticipate development cost of revenue to be higher in 2024 as compared to 2023 due to the completion of the engineering services contract with Koito to support a major global OEM series production award during the second quarter of 2024. Over time, we anticipate cost of revenue to increase in absolute dollars as we grow our sales in the foreseeable future.
Gross Margin
Our gross margin in future periods will depend on a variety of factors including market conditions that may impact our pricing and sales volume; product mix changes between established products and new products; excess and obsolete inventories; our cost structure for manufacturing operations, including third-party manufacturers, relative to volume; and margin on development revenue projects. Our gross margin varies by product and by development revenue projects. We expect our gross margins to fluctuate over time, depending on the factors described above.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of personnel-related costs, material expenses, permits, licenses, and professional services costs directly associated with our research and development activities. The remainder primarily relates to the allocated portion of overhead costs. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our lidar sensors. We expense research and development costs as incurred. We expect our research and development expenses for 2024 to be lower compared to 2023. Over time, we anticipate research and development costs to increase in absolute dollars as we increase our investment in ASIC and software development to broaden the capabilities of our solutions and introduce new products and features.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of personnel-related costs, professional services costs, and advertising expenses directly associated with our sales and general and administrative activities. The remainder primarily relates to the allocated portion of overhead costs. We expect our selling, general and administrative expenses for 2024 to be lower compared to 2023. Over time, we anticipate selling, general and administrative expenses to increase in absolute dollars over time in the future to support our expected growth as we increase our sales and marketing activities, build brand awareness, grow our domestic and international operations, and increase the size of our general and administrative function.

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
Other Income, Net
Other income, net consists primarily of a realizable gain from recoveries of GM series production award cancellation in 2024. This amount was immaterial in 2023.
Interest Income, Net
Interest income, net consists primarily of interest earned on our cash equivalents and short-term investments. In 2023 only, it also included interest expense from our debt financing. These amounts will vary based on our cash, cash equivalents and short-term investment balances, and also with market interest rates.
Provision (Benefit) for Income Taxes
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

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended June 30,		Change $	Change %	Six Months Ended June 30,		Change $	Change %
	2024	2023			2024	2023
	(dollars in thousands)				(dollars in thousands)
Lidar sensor and prototype revenue	$374	$2,771	$(2,397)	(87%)	$1,515	$4,011	$(2,496)	(62%)
Development revenue	10,054	16	10,038	NM	10,859	261	10,598	NM
Total revenue	$10,428	$2,787	$7,641	NM	$12,374	$4,272	$8,102	NM

Lidar sensor and prototype cost of revenue	976	2,348	(1,372)	(58%)	2,188	3,796	(1,608)	(42%)
Development cost of revenue	3,098	5	3,093	NM	3,409	116	3,293	NM
Total cost of revenue	4,074	2,353	1,721	73%	5,597	3,912	1,685	43%
Gross profit	6,354	434	5,920	NM	6,777	360	6,417	NM

Operating expenses:
Research and development	3,234	9,365	(6,131)	(65%)	8,888	16,603	(7,715)	(46%)
Selling, general, and administrative	3,709	6,185	(2,476)	(40%)	9,973	12,916	(2,943)	(23%)
Total operating expenses	6,943	15,550	(8,607)	(55%)	18,861	29,519	(10,658)	(36%)
Operating loss	(589)	(15,116)	14,527	(96%)	(12,084)	(29,159)	17,075	(59%)
Other income (expenses):
Gain (loss) on change in fair value of earnout liability	59	(26)	85	NM	59	736	(677)	(92%)
(Loss) gain on change in fair value of warrant liability	(11)	36	(47)	NM	(18)	130	(148)	NM
Other income, net	88	2	86	NM	4,110	21	4,089	NM
Loss on extinguishment of debt	—	—	—	NA	—	(1,123)	1,123	(100%)
Foreign currency translation loss, net	—	—	—	NA	—	(750)	750	(100%)
Interest income, net	613	917	(304)	(33%)	1,267	1,216	51	4%
Income (loss) before income taxes	160	(14,187)	14,347	NM	(6,666)	(28,929)	22,263	(77%)

Benefit (provision) for income taxes	21	(3)	24	NM	14	(3)	17	NM
Net income (loss)	$181	$(14,190)	$14,371	NM	$(6,652)	$(28,932)	$22,280	(77%)

NA: Not applicable
NM: Not meaningful (greater than 100% change or otherwise)
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue
Lidar sensor and prototype revenue decreased by $2.4 million, or 87%, to $0.4 million for the three months ended June 30, 2024, from $2.8 million for the three months ended June 30, 2023. Approximately $1.0 million of the decrease was driven by a decrease in lidar sales volume, $0.9 million was driven by a decrease in sales of custom lidar products due to the GM project cancellation, and approximately $0.4 million was driven by a decrease in the average sales price for lidar sensors.

Development revenue increased by $10.0 million to $10.1 million for the three months ended June 30, 2024, compared to an immaterial amount for the three months ended June 30, 2023. This increase was driven by a development work order entered into with Koito during the three months ended June 30, 2024, for which all milestones and deliverables were achieved and provided during the three months ended June 30, 2024.
Lidar sensor and prototype revenue decreased by $2.5 million, or 62%, to $1.5 million for the six months ended June 30, 2024, from $4.0 million for the six months ended June 30, 2023. Approximately $1.5 million of the decrease was driven by a decrease in sales of custom lidar products due to the GM project cancellation, $0.6 million was driven by a decrease in lidar sales volume, and $0.4 million was driven by a decrease in the average sales price for lidar sensors.
Development revenue increased by $10.6 million to $10.9 million for the six months ended June 30, 2024, from $0.3 million for the six months ended June 30, 2023. The increase was driven by the new development work order entered into with Koito, which was fully completed as of June 30, 2024.
Cost of Revenue
Lidar sensor and prototype cost of revenue decreased by $1.4 million, or 58%, to $1.0 million for the three months ended June 30, 2024, from $2.3 million for the three months ended June 30, 2023. The decrease was driven by lower sales volume resulting in a $1.7 million cost reduction, which was partially offset by a $0.3 million increase in scrap expense.
Development cost of revenue increased by $3.1 million for the three months ended June 30, 2024, compared to immaterial development cost of revenue for the three months ended June 30, 2023. The increase in development cost of revenue resulted from the increase in development revenue described above.
Lidar sensor and prototype cost of revenue decreased by $1.6 million, or 42%, to $2.2 million for the six months ended June 30, 2024, from $3.8 million for the six months ended June 30, 2023. The decrease was driven by lower sales volume resulting in a $1.9 million cost reduction, which was partially offset by a $0.3 million increase in scrap expense.
Development cost of revenue increased by $3.3 million to $3.4 million for the six months ended June 30, 2024, from $0.1 million for the six months ended June 30, 2023. The increase in development cost of revenue resulted from the increase in development revenue described above.
Operating Expenses
Research and development expense decreased by $6.1 million, or 65%, to $3.2 million for the three months ended June 30, 2024, from $9.4 million for the three months ended June 30, 2023, resulting primarily from a $3.5 million decrease in personnel related costs, a $1.4 million decrease in materials costs, and a $1.2 million decrease in engineering service.
Selling, general and administrative expense decreased by $2.5 million, or 40%, to $3.7 million for the three months ended June 30, 2024, from $6.2 million for the three months ended June 30, 2023, resulting primarily from a $2.0 million decrease in personnel related costs and a $0.5 million decrease in other general and administrative costs such as advertisements and trade shows.

Research and development expense decreased by $7.7 million, or 46%, to $8.9 million for the six months ended June 30, 2024, from $16.6 million for the six months ended June 30, 2023, resulting primarily from a $4.7 million decrease in personnel costs, a $2.0 million decrease in material costs, and a $1.0 million decrease in engineering services.

Selling, general and administrative expense decreased by $2.9 million, or 23%, to $10.0 million for the six months ended June 30, 2024, from $12.9 million for the six months ended June 30, 2023, resulting primarily from a $3.5 million decrease in personnel related costs, partially offset by a $1.6 million of non-recurring transaction costs related to the Transaction.
Gain (loss) on Change in Fair Value of Earnout and Warrant Liabilities
The earnout liability was assumed in connection with the Business Combination. The change in fair value of the earnout liability was an immaterial gain for the three months ended June 30, 2024, compared to an immaterial loss for the three months ended June 30, 2023. The change in fair value of the warrant liability was an immaterial loss for the three months ended June 30, 2024, compared to an immaterial gain for the three months ended June 30, 2023.
The gain on change in fair value of the earnout liability decreased by $0.7 million for the six months ended June 30, 2024. The gain on change in fair value of the warrant liability decreased by $0.1 million for the six months ended June 30, 2024.

This is primarily due to a larger decrease in the Company’s common share price during the six months ended June 30, 2023 compared to the six months ended June 30, 2024.
Foreign Currency Transaction Loss, Net
There was no foreign currency transaction loss, net during the three and six months ended June 30, 2024 or the three months ended June 30, 2023. During the six months ended June 30, 2023, the Foreign currency transaction loss, net of $0.8 million resulted from the repayment of the Secured Term Loan with Koito, which was denominated in Japanese Yen.
Loss on Extinguishment of Debt
There were no losses on extinguishment of debt during the three and six months ended June 30, 2024 or the three months ended June 30, 2023. Loss on extinguishment of debt of $1.1 million for the six months ended June 30, 2023 resulted from repayment of the Secured Term Loan with Koito.
Other Income, Net
Other income, net increased by an insignificant amount for the three months ended June 30, 2024. Other income, net increased by $4.1 million for the six months ended June 30, 2024 mainly due to a gain related to recoveries from the GM series production award cancellation that became realizable during the first quarter of 2024. The cancellation of the GM series production award occurred during the fourth quarter of 2023.
Interest Income, Net
Interest income, net decreased by $0.3 million for the three months ended June 30, 2024, primarily due to less interest income earned from the investment of the cash received from the issuance of Preferred Stock to Koito in 2023.
Interest income, net remained fairly consistent for the six months ended June 30, 2024 and six months ended June 30, 2023.
Benefits (Provision) for Income Taxes
Our benefit (provision) for income taxes were immaterial for each of the three and six months ended June 30, 2024 and 2023. We provided a full valuation allowance on our net U.S. federal and state deferred tax assets for the three and six months ended June 30, 2024 and 2023. For all reporting periods, we had U.S. federal and state tax-effected net operating loss carryforwards available to reduce future taxable income, of which post-2017 federal net operating loss will be carried forward indefinitely and pre-2017 federal net operating loss carryover and state net operating loss carryover and state net operating loss carryover will expire on varying dates.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2024, we had cash and cash equivalents totaling $56.0 million. We believe that our current cash position will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.
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
On July 29, 2024, we entered into the Koito Merger Agreement, pursuant to which Koito is expected to acquire all of the Company’s capital stock that is not already owned by Koito. The Transaction is expected to close in the first quarter of 2025, subject to regulatory approvals and other customary closing conditions. If the Transaction is consummated, we will become a privately-held subsidiary with increased liquidity and capital resources from Koito.
In December 2023, Koito informed us that GM had decided to re-scope its ADAS product offerings and, as a result, all outstanding purchase orders placed with us related to the GM series production award have been cancelled. As is customary when an automotive program changes, we submitted a project investment cost recovery claim related to the cancellation to Koito and realized $4.0 million of cost recovery during the six months ended June 30, 2024. The timing and amount of recovery, if any, of the remaining portion of our cost recovery claim is uncertain and unknown at this time. See Note 17 to the condensed consolidated financial statements included elsewhere in this Report.
We have incurred negative cash flows from operating activities and significant operating losses in the past as reflected in our accumulated deficit of $141.3 million as of June 30, 2024. During the six months ended June 30, 2024, we had negative cash flow from operating activities of $0.3 million. We expect to continue to invest in research and development and generate operating losses in the near future. In addition, our future capital requirements will depend on many factors, including our lidar sales volume (including if we have major customer wins or series production award wins), development project revenue, the timing and extent of spending in materials, equipment, and personnel to support our research and development efforts in lidar technology, the expansion of sales and marketing activities, market adoption of new and enhanced products and features, and increased spending due to inflation and supply chain shortages. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. For example, the Preferred Stock issued to Koito is ranked more senior to our common stock in the event of liquidation and includes other rights and preferences senior to those of our common stock. In addition, the Preferred Stock is convertible into shares of our common stock and, upon conversion, will result in dilution to our stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. Our ability to raise additional funds through the issuance of debt or equity securities may be subject to Koito’s consent pursuant to the Investor Rights Agreement and, until the closing of the Transaction or the termination thereof, the Koito Merger Agreement. For information regarding our cash requirements from lease obligations, see Note 16 to the condensed consolidated financial statements included elsewhere in this Report.
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
Cash Flow Summary — Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):	(dollars in thousands)
Operating activities	$(335)	$(21,240)
Investing activities	6,057	(33,792)
Financing activities	(94)	54,614
Operating Activities
During the six months ended June 30, 2024, our operating activities used $0.3 million in cash. We recorded a net loss of $6.7 million; however, this was offset by $3.3 million of non-cash expenses consisting primarily of stock-based compensation expense of $2.4 million and amortization of right-of-use assets of $0.8 million. During the six months ended June 30, 2024, changes in our operating assets and liabilities increased net cash by $3.0 million, resulting primarily from a $3.3 million decrease in accounts receivable balance with more cash collection and a $1.7 million increase in accounts payable balance due to timing of payments. The changes in operating assets and liabilities were partially offset by a $2.1 million increase in prepaid expenses and other current assets .
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
Investing Activities
During the six months ended June 30, 2024, our investing activities generated $6.1 million of cash, resulting primarily from proceeds from maturities of short-term investments of $6.0 million.
During the six months ended June 30, 2023, our investing activities used $33.8 million of cash, resulting primarily from purchases of short-term investments of $37.8 million and purchases of property and equipment of $1.2 million, partially offset by proceeds from maturities of short-term investments of $5.2 million.
Financing Activities
During the six months ended June 30, 2024, our financing activities used $0.1 million of cash from payment of employee taxes on RSU vesting.
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
As discussed elsewhere in this Report, we completed the Business Combination on February 10, 2022. Prior to the consummation of the Business Combination, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report, our management concluded that our disclosure controls and procedures were not effective as of such date because of the material weaknesses in our internal control over financial reporting identified as of December 31, 2021 that continued to exist with respect to our internal control over financial reporting as of June 30, 2024:
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
This material weakness has resulted in certain immaterial errors in our previous financial statements and, if not remediated, could result in misstatements of accounts or disclosures that would result in a material misstatement to the annual consolidated financial statements or the interim condensed consolidated financial statements that would not be prevented or detected.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We entered into an engineering services contract in May 2024 with Koito to support customer-specific product development and program execution efforts for this new OEM, and achieved the applicable milestones and received the related payments. While we expect to enter into future arrangements related to the development and volume production of our products, there can be no assurance that we will be able to achieve the applicable milestones or volume production or achieve them in time under any future arrangements relating to this new series production award. If we fail to achieve the applicable milestones, volume production, or for any other reason realize fewer fees than we expect, our results of operations and financial condition could be materially and adversely affected.

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

There can be no assurance that we will be able to maintain our relationship with Koito, secure orders from this customer for our near-range lidar or recognize the benefits of any future arrangements, and the occurrence of one or more of these risks could materially adversely affect our business prospects, results of operations and financial condition and could cause our stock price to decline.

The Transaction is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or consummated within the expected timeframe, if at all, and the failure to complete the Transaction within the intended timeframe, or at all, would likely adversely affect our business, results of operations, financial condition, and the trading price of our common stock.

The Koito Merger Agreement contains a number of conditions that must be satisfied or waived prior to its completion, including the approval of the Koito Merger Agreement and the Transaction by the holders of a majority of the outstanding shares of our common stock entitled to vote thereon, and the receipt of required regulatory approvals, consents or clearances with respect to the Transaction, including from the Committee on Foreign Investment in the United States. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Transaction. Many of the conditions to completion of the Transaction are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the Transaction could be exacerbated by any delays in completion of the Transaction or termination of the Koito Merger Agreement.

If the Transaction is not consummated within the intended timeframe or at all, we may be subject to a number of material risks, including potential declines in the trading price of our common stock a negative reactions from our investors, merchants, users, business partners, vendors and employees.

Each party’s obligation to consummate the Transaction is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Koito Merger Agreement as of the closing of the Transaction, including, with respect to us, covenants to conduct our business in the ordinary course of business and to refrain from taking certain types of actions without Koito’s consent and to not engage in certain kinds of material transactions prior to closing without Koito’s consent. In addition, the Koito Merger Agreement may be terminated under certain specified circumstances. Upon termination of the Koito Merger Agreement under specified circumstances, including, among others, if our Board of Directors changes its recommendation in favor of the Transaction or approves or recommends a competing alternative proposal, or we fail to obtain the required stockholder approval of the Transaction, we would be required to pay a termination fee to Koito of $1,250,000. As a result, we cannot assure you that the Transaction will be consummated, even if our stockholders have approved the Transaction, or that, if consummated, it will be exactly on the terms set forth in the Koito Merger Agreement or within the expected timeframe.

If the Transaction is consummated, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

The Koito Merger Agreement provides that at the Effective Time, each share of Company Common Stock issued and outstanding immediately before the Effective Time (subject to certain exceptions) shall be converted automatically into the right to receive the Merger Consideration. If the transaction is consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the transactions contemplated by the Koito Merger Agreement, we could have various opportunities to enhance the Company’s value, including, but not limited to, entering into a transaction that values the shares of our common stock higher than the value provided for in the Koito Merger Agreement. Therefore, if the Transaction is consummated, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the transaction contemplated by the Koito Merger Agreement.

We will be subject to business uncertainties while the Transaction is pending, which could adversely affect our business.

The Koito Merger Agreement generally requires us to operate our business in the ordinary course in substantially the same manner as previously conducted pending consummation of the Transaction and restricts us, without Koito’s consent, from taking certain specified actions until the Transaction is consummated, including incurring indebtedness and making capital expenditures subject to certain specified exceptions. These restrictions may affect our ability to execute our business and goals, and prevent us from pursuing attractive business opportunities.

The Transaction could also disrupt our business or business relationships. Parties with which we have business relationships may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with which we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

In addition, customers who would otherwise order our products may choose not to order from us during the pendency of the Transaction.

The pursuit of the Transaction has placed, and will continue to place, a significant burden on our management and other internal resources. It may also divert management’s time and attention from the day-to-day operation of our business and the execution of our other strategic initiatives. In addition, during the pendency of the Transaction, we may be unable to attract and retain key personnel.

In addition, we have incurred and will continue to incur significant costs for professional services and other transaction costs in connection with the Transaction, and many of these costs are payable regardless of whether or not the Transaction is consummated.

Any of the foregoing could adversely affect our business, results of operations, cash flows and financial condition, and the trading price of our common stock.

The Koito Merger Agreement limits our ability to pursue alternatives to the Transaction.

The Koito Merger Agreement contains non-solicitation provisions that make it substantially more difficult for us to sell our assets or engage in another type of acquisition transaction with a party other than Koito. Specifically, we agreed, subject to certain exceptions with respect to unsolicited bids and the exercise of fiduciary duties by our Board of Directors, not to directly or indirectly solicit competing proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited competing proposals. We also agreed to cease all existing discussions with third parties regarding any competing proposals.

These non-solicitation provisions, among others contained in the Koito Merger Agreement, could discourage a third party that might have an interest in acquiring all of or substantially all of our assets or our common stock from considering or proposing such an acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Koito.

Stockholder litigation could prevent or delay the closing of the Transaction or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any stockholder litigation relating to the Transaction. Such litigation may adversely affect our ability to complete the Transaction. We could incur significant costs in connection with any such litigation, including costs associated with our indemnification obligations to our directors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements

During the quarter ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non- Rule 10b5-1 trading arrangement.”
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

2.3
Agreement and Plan of Merger, by and among Cepton, Inc., Koito Manufacturing Co., Ltd.. and Project Camaro Merger Sub, Inc. dated as of July 29, 2024 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 29, 2024).

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

10.1#	Engineering Services Contract, dated May 9, 2024 with Koito Manufacturing Co., Ltd (incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q filed by the Company on May 14, 2024).
10.2	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 29, 2024).
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

CEPTON, INC.

Date: August 13, 2024		/s/ Jun Pei
	Name:	Jun Pei
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024		/s/ Dong (Dennis) Chang
	Name:	Dong (Dennis) Chang
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)