Form 10-Q
period 2024-09-30
Cepton, Inc.
filed 2024-11-08
CIK 1498233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, 16,051,981 shares of common stock, par value $0.00001, of the registrant were issued and outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$47,651	$50,406
Short-term investments	—	5,969
Accounts receivable, net of allowance for credit losses of $0 and $0 (including $248 and $2,121 from a related party)	556	3,625
Inventories	1,048	2,396
Prepaid expenses and other current assets	3,060	1,253
Total current assets	52,315	63,649
Property and equipment, net	1,150	1,450
Restricted cash	1,283	1,283
Other assets	8,703	10,067
Total assets	$63,451	$76,449
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,416	$1,128
Operating lease liabilities, current	2,141	1,875
Accrued expenses and other current liabilities (including $2,308 and $385 with a related party)	4,914	4,066
Total current liabilities	9,471	7,069
Warrant liability	66	43
Earnout liability	34	93
Operating lease liabilities, non-current	7,063	8,720
Total liabilities	16,634	15,925
Commitments and contingencies (Note 17)
Convertible preferred stock with a related party:
Convertible preferred stock – Par value $0.00001 per share – 5,000,000 shares authorized; 100,000 shares issued and outstanding (aggregate liquidation preference of $107.4 million and $104.1 million)	98,891	98,891
Stockholders’ equity (deficit):
Common stock – Par value $0.00001 per share – 35,000,000 shares authorized; 16,051,981 and 15,861,494 shares issued and outstanding	—	—
Additional paid-in capital	100,177	96,583
Accumulated other comprehensive loss	(352)	(345)
Accumulated deficit	(151,899)	(134,605)
Total stockholders’ equity (deficit)	(52,074)	(38,367)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$63,451	$76,449
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lidar sensor and prototype revenue (including revenue of $236, $2,101, $931 and $3,915 from a related party)	$466	$3,802	$1,981	$7,813
Development revenue (including revenue of $32, $23, $10,781 and $293 from a related party)	81	31	10,940	292
Total revenue	547	3,833	12,921	8,105

Lidar sensor and prototype cost of revenue	600	3,339	2,788	7,135
Development cost of revenue	29	—	3,438	116
Total cost of revenue	629	3,339	6,226	7,251
Gross (loss) profit	(82)	494	6,695	854

Operating expenses:
Research and development	5,524	6,706	14,412	23,309
Selling, general and administrative	5,332	6,136	15,305	19,052
Total operating expenses	10,856	12,842	29,717	42,361
Operating loss	(10,938)	(12,348)	(23,022)	(41,507)
Other income (expense):
Gain on change in fair value of earnout liability	—	91	59	827
(Loss) gain on change in fair value of warrant liability	(5)	169	(23)	299
Other (expense) income, net	(321)	2	3,789	23
Loss on extinguishment of debt	—	—	—	(1,123)
Foreign currency transaction loss, net	—	(7)	—	(757)
Interest income, net	622	799	1,889	2,015
Loss before income taxes	(10,642)	(11,294)	(17,308)	(40,223)
Benefit (provision) for income taxes	—	—	14	(3)

Net loss	$(10,642)	$(11,294)	$(17,294)	$(40,226)
Less: cumulative preferred stock dividends	(1,130)	(1,083)	(3,353)	(2,992)
Net loss attributable to common stockholders	$(11,772)	$(12,377)	$(20,647)	$(43,218)

Net loss per share attributable to common stockholders, basic	$(0.73)	$(0.78)	$(1.29)	$(2.74)
Net loss per share attributable to common stockholders, diluted	$(0.73)	$(0.78)	$(1.29)	$(2.74)
Weighted-average common shares, basic	16,047,213	15,834,152	15,971,448	15,750,586
Weighted-average common shares, diluted	16,047,213	15,834,152	15,971,448	15,750,586

Net loss	$(10,642)	$(11,294)	$(17,294)	$(40,226)
Other comprehensive (loss) income, net of tax:
Changes in unrealized gain on available-for-sale securities	—	—	6	6
Foreign currency translation adjustments	(1)	5	(13)	21
Total other comprehensive (loss) income, net of tax	(1)	5	(7)	27
Comprehensive loss	$(10,643)	$(11,289)	$(17,301)	$(40,199)
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2023	100,000	$98,891	15,861,494	$—	$96,583	$(345)	$(134,605)	$(38,367)
Exercise of stock options and release of RSUs	—	—	82,951	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	926	—	—	926
Payments of employee taxes related to vested restricted stock units	—	—	(23,528)	—	(63)	—	—	(63)
Unrealized gain on available-for-sale investments	—	—	—	—	—	6	—	6
Cumulative translation adjustment	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(6,833)	(6,833)
Balance — March 31, 2024	100,000	$98,891	15,920,917	$—	$97,446	$(349)	$(141,438)	$(44,341)
Exercise of stock options and release of RSUs	—	—	134,162	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	1,498	—	—	1,498
Payments of employee taxes related to vested restricted stock units	—	—	(11,872)	—	(35)	—	—	(35)
Cumulative translation adjustment	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	181	181
Balance — June 30, 2024	100,000	$98,891	16,043,207	$—	$98,913	$(351)	$(141,257)	$(42,695)
Exercise of stock options and release of RSUs	—	—	10,559	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,269	—	—	1,269
Payments of employee taxes related to vested restricted stock units	—	—	(1,785)	—	(5)	—	—	(5)
Cumulative translation adjustment	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(10,642)	(10,642)
Balance — September 30, 2024	100,000	$98,891	16,051,981	$—	$100,177	$(352)	$(151,899)	$(52,074)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2022	—	$—	15,674,781	$—	$88,058	$(366)	$(86,059)	$1,633
Issuance of convertible preferred stock, net of transaction costs	100,000	98,891	—	—	—	—	—	—
Exercise of stock options and release of RSUs	—	—	9,638	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	2,280	—	—	2,280
Unrealized gain on available-for-sale investments	—	—	—	—	—	17	—	17
Cumulative translation adjustment	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(14,742)	(14,742)
Balance — March 31, 2023	100,000	$98,891	15,684,419	$—	$90,346	$(329)	$(100,801)	$(10,784)
Exercise of stock options and release of RSUs	—	—	157,049	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	2,362	—	—	2,362
Payments of employee taxes related to vested restricted stock units	—	—	(17,049)	—	(63)	—	—	(63)
Unrealized loss on available-for-sale investments	—	—	—	—	—	(11)	—	(11)
Cumulative translation adjustment	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(14,190)	(14,190)
Balance — June 30, 2023	100,000	$98,891	15,824,419	$—	$92,650	$(344)	$(114,991)	$(22,685)
Exercise of stock options and release of RSUs	—	—	22,516	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	2,332	—	—	2,332
Cumulative translation adjustment	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(11,294)	(11,294)
Balance — September 30, 2023	100,000	$98,891	15,846,935	$—	$94,991	$(339)	$(126,285)	$(31,633)
See accompanying notes to the condensed consolidated financial statements

CEPTON, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,294)	$(40,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302	370
Stock-based compensation	3,693	6,989
Amortization of right-of-use asset	1,253	1,177
Gain on sales of property and equipment	(59)	—
Accretion, other	(25)	(682)
Gain on change in fair value of earnout liability	(59)	(827)
Loss (gain) on change in fair value of warrant liability	23	(299)
Foreign currency transaction loss, net	—	757
Loss from extinguishment of debt	—	1,123
Changes in operating assets and liabilities:
Accounts receivable, net (including $1,873 and $166 from a related party)	3,068	(802)
Inventories	1,348	(941)
Prepaid expenses and other current assets	(1,806)	2,974
Other long-term assets	111	202
Accounts payable	1,288	(805)
Accrued expenses and other current liabilities (including $1,923 and $215 from a related party)	848	1,144
Operating lease liabilities	(1,391)	(680)
Net cash used in operating activities	(8,700)	(30,526)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3)	(1,292)
Purchases of short-term investments	—	(37,806)
Proceeds from sales of property and equipment	60	—
Proceeds from maturities of short-term investments	6,000	25,200
Net cash provided by (used in) investing activities	6,057	(13,898)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible preferred stock with a related party, net of transaction costs	—	99,884
Repayment of secured term loan from a related party	—	(45,220)
Proceeds from issuance of common stock options	4	22
Payments of employee taxes related to vested restricted stock units	(103)	(63)
Net cash (used in) provided by financing activities	(99)	54,623
Effect of exchange rate changes on cash	(13)	426
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,755)	10,625
Cash, cash equivalents and restricted cash, beginning of period	51,689	34,518
Cash, cash equivalents and restricted cash, end of period	$48,934	$45,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$63
Cash paid for income taxes	$14	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$11,190
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
On July 29, 2024, the Company entered into an Agreement and Plan of Merger (the “Koito Merger Agreement” and, together with the transactions contemplated thereby, the “Transaction”) with Koito and Project Camaro Merger Sub, Inc., an indirectly wholly-owned subsidiary of Koito (“Merger Sub”), pursuant to which, among other things and on the terms and subject to the conditions set forth in the Koito Merger Agreement, Merger Sub shall be merged with and into Cepton, with Cepton continuing as the surviving corporation and an indirect subsidiary of Koito. See Note 18 for further information.
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
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2024, the Company had cash and cash equivalents of $47.7 million and an accumulated deficit of $151.9 million. During the nine months ended September 30, 2024, the Company incurred an operating loss of $23.0 million and had negative cash flows from operating activities of $8.7 million.
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
As of September 30, 2024 and December 31, 2023, two and three customers, respectively, each accounted for more than 10% of accounts receivable.
Customers with revenue equal to or greater than 10% of total revenue for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	49%	55%	91%	52%
Customer B	18%	—%	—%	—%
Customer C	10%	—%	—%	—%
Customer D	—%	31%	—%	35%
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
Product Warranties
The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Through September 30, 2024, there were immaterial changes to the accrued warranty liability which was recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

Reclassification
During the course of preparing the financial statements for the second quarter of 2024, the Company identified an immaterial error in its presentation of basic and diluted net loss, which impacted each of the periods since the first quarter of 2023. The Company should have calculated the numerator of the basic and diluted net (loss) income per share using the net loss attributable to common stockholders, which is the net loss adjusted for the dividends on cumulative preferred stock earned during the period. The Company believes the correction of the error is immaterial to the previously issued condensed consolidated financial statements for prior periods.
The corrections to the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2023 were as follows (in thousands, except for per share data):

	Three Months Ended September 30, 2023
	(As Previously Reported)	Correction	(As Corrected)
Less: cumulative preferred stock dividends	$—	$(1,083)	$(1,083)
Net loss attributable to common stockholders	$(11,294)	$(1,083)	$(12,377)

Net loss per share attributable to common stockholders, basic	$(0.71)	$(0.07)	$(0.78)
Net loss per share attributable to common stockholders, diluted	$(0.71)	$(0.07)	$(0.78)

	Nine Months Ended September 30, 2023
	(As Previously Reported)	Correction	(As Corrected)
Less: cumulative preferred stock dividends	$—	$(2,992)	$(2,992)
Net loss attributable to common stockholders	$(40,226)	$(2,992)	$(43,218)

Net loss per share attributable to common stockholders, basic	$(2.55)	$(0.19)	$(2.74)
Net loss per share attributable to common stockholders, diluted	$(2.55)	$(0.19)	$(2.74)
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
The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The Company considers its convertible preferred stock outstanding as of September 30, 2024 to be participating as holders of such securities have non-forfeitable dividend rights in the event of the declaration of a dividend for shares of common stock. When the Company is in a net loss position, the net loss attributable to common stockholders is not allocated to the convertible preferred stock under the two-class method as these securities do not have a contractual obligation to share in losses. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding. When there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table presents the reconciliation of the numerators and denominators of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(10,642)	$(11,294)	$(17,294)	$(40,226)
Less: cumulative preferred stock dividends	(1,130)	(1,083)	(3,353)	(2,992)
Net loss attributable to common stockholders	$(11,772)	$(12,377)	$(20,647)	$(43,218)

Denominator
Weighted-average common shares outstanding – Basic	16,047,213	15,834,152	15,971,448	15,750,586
Stock options to purchase common stock and RSUs	—	—	—	—
Weighted-average common shares outstanding – Diluted	16,047,213	15,834,152	15,971,448	15,750,586
The following common stock equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options to purchase common stock and RSUs	2,387,136	1,672,055	2,387,136	1,850,720
Preferred shares on an as-converted basis	4,156,279	3,984,232	4,156,279	3,984,232
Total	6,543,415	5,656,287	6,543,415	5,834,952
As of September 30, 2024 and 2023, 1,300,000 Earnout Shares (as defined in Note 13) were excluded from the table above because the shares are considered contingently issuable and the required common share price milestones were not achieved as of September 30, 2024 and 2023. As of September 30, 2024 and 2023, 13,800,000 common stock warrants (which are exercisable for an aggregate of 1,380,000 shares of common stock) were excluded from the table above as no shares were issuable under the treasury stock method of computing diluted earnings per share.
Note 3. Revenue
The Company disaggregates its revenue from contracts with customers by country of domicile based on the shipping location of the customer. Total revenue disaggregated by country of domicile was as follows (dollars in thousands):

	Three Months Ended September 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by country of domicile:
Japan	$368	67%	$2,151	56%
United States	170	31%	1,583	41%
Other	9	2%	99	3%
Total	$547	100%	$3,833	100%

	Nine Months Ended September 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by country of domicile:
Japan	$11,834	92%	$4,454	55%
United States	1,031	8%	3,153	39%
Other	56	—%	498	6%
Total	$12,921	100%	$8,105	100%
As of September 30, 2024 and December 31, 2023, the Company had $2.6 million and $0.4 million of deferred revenue included in accrued expenses and other current liabilities, respectively, and no contract assets.
Note 4. Fair Value Measurement
The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$34,972	$—	$—	$34,972
Total cash equivalents	$34,972	$—	$—	$34,972
Short-term investments:
Total short-term investments	$—	$—	$—	$—
Total assets measured at fair value	$34,972	$—	$—	$34,972

Liabilities:
Warrant liability	$—	$66	$—	$66
Earnout liability	—	—	34	34
Total liabilities measured at fair value	$—	$66	$34	$100

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$33,562	$—	$—	$33,562
Total cash equivalents	$33,562	$—	$—	$33,562
Short-term investments:
U.S. government agency securities	$—	$5,969	$—	$5,969
Total short-term investments	$—	$5,969	$—	$5,969
Total assets measured at fair value	$33,562	$5,969	$—	$39,531

Liabilities:
Warrant liability	$—	$43	$—	$43
Earnout liability	—	—	93	93
Total liabilities measured at fair value	$—	$43	$93	$136
Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments consist of investment securities with original maturities greater than three months but less than twelve months and are included as current assets in the condensed consolidated balance sheets. For short-term investments, the fair value as of September 30, 2024 and December 31, 2023 approximates amortized cost basis.
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
The value of the earnout liability is classified as Level 3 under the fair value hierarchy because it has been valued based on significant inputs not observable in the market. There was an immaterial gain in Level 3 liabilities related to changes in earnout liability measured at fair value for the nine months ended September 30, 2024, which is shown in the condensed consolidated statement of operations and comprehensive income (loss).
Note 5. Inventories
Inventories consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$379	$1,182
Work-in-process	541	876
Finished goods	128	338
Total inventories	$1,048	$2,396
Inventories are carried and depicted above at the lower of cost or net realizable value. Write-downs were $0.1 million and $0.9 million for the three and nine months ended September 30, 2024. Write-downs were $0.4 million and $0.6 million for the three and nine months ended September 30, 2023.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Prepaid insurance	$560	$365
Other prepaid expenses	2,421	737
Other current assets	79	151
Total prepaid expenses and other current assets	$3,060	$1,253
Note 7. Property and Equipment, Net
Property and equipment, net, consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Machinery and equipment	$2,213	$2,326
Automobiles	45	45
Leasehold improvements	235	235
Computer and equipment	96	116
Total property and equipment	2,589	2,722
Less: accumulated depreciation and amortization	(1,439)	(1,272)
Total property and equipment, net	$1,150	$1,450

Depreciation and amortization related to property and equipment was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization related to property and equipment was $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll	$1,542	$878
Accrued expenses and taxes	789	2,798
Deferred revenue	2,566	367
Warranty reserve	17	23
Total accrued expenses and other current liabilities	$4,914	$4,066
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
As of September 30, 2024, the Company had authorized 5,000,000 shares of preferred stock, each with a par value of $0.00001. As of September 30, 2024, there were 100,000 shares of preferred stock issued and outstanding.
Dividend Provisions

The Preferred Stock ranks senior to the Company’s common stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company and ranks junior to all secured and unsecured indebtedness. The Preferred Stock has an Initial Liquidation Preference of $100.0 million, representing an aggregate Liquidation Preference (as defined below) of $100.0 million upon issuance. At the Company’s election, the Preferred Stock carries a 4.25% per annum dividend if paid in kind or a 3.25% per annum dividend if paid in cash, in each case payable quarterly in arrears. Holders of the Preferred Stock are entitled to these dividends regardless of whether the dividends are declared by the Company’s board of directors. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The Preferred Stock is also entitled to fully participate in any dividends paid to the holders of common stock in cash, in stock or otherwise, on an as-converted basis. As of September 30, 2024, the cumulative dividends accrued were $7.4 million, or $74.40 per share of Preferred Stock.
Liquidation Rights
In the event of any Liquidation, holders of the Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Preferred Stock were converted into common stock. The Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of September 30, 2024, the Liquidation Preference of the Preferred Stock was $107.4 million.
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
As of September 30, 2024, the Company had authorized 35,000,000 shares of common stock, each with a par value of $0.00001. As of September 30, 2024, there were 16,051,981 shares of common stock issued and outstanding.
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
On February 10, 2022, the Company adopted the 2022 Stock Plan (the “2022 Plan”) under which 1,512,314 shares of the Company’s common stock were reserved for issuance to employees, nonemployee directors, consultants, and advisors. Per the terms of the 2022 Plan, in the event any Post Conversion Awards issued and outstanding under the 2016 Plan are cancelled, terminated, or expire, said number of shares will be made available for issuance under the 2022 Plan. The share limit shall automatically increase on the first trading day in January of every calendar year during the term of the 2022 Plan, by an amount equal to the lesser of (i) two percent (2%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of common stock as may be established by the board of directors. As of September 30, 2024, there were 2,143,038 shares of common stock reserved for issuance under the 2022 Plan.

Incentive Stock Options and Nonqualified Stock Options
Stock options generally vest over four years, subject to a service condition, with 25% of the awarded stock options vesting on the first anniversary of the grant date and the remaining 75% vesting monthly over the remaining 36 months. The options expire ten years from grant date.
A summary of the Company’s employee and nonemployee stock option activity for the nine months ended September 30, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,258,483	$19.22	4.5	$767
Granted	—	$—
Exercised	(3,896)	$1.00
Expired/Forfeited	(199,421)	$31.17
Outstanding as of September 30, 2024	1,055,166	$17.03	4.5	$751
Exercisable as of September 30, 2024	1,015,754	$15.67	4.5	$751
Vested and expected to vest as of September 30, 2024	1,055,166	$17.03	4.5	$751
As of September 30, 2024, there was $1.0 million of unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a weighted-average period of 0.8 years. The total intrinsic value of options exercised during the nine months ended September 30, 2024 was immaterial. The Company recognizes forfeitures as they occur.
Restricted Stock Units (“RSUs”)
Each RSU represents a right to receive one share of the Company’s common stock when the RSU vests. RSUs generally vest over a period of one to four years, subject to a service condition. The fair value of RSU is equal to the fair value of the Company’s common stock on the date of grant.
A summary of the Company’s RSU activities for the nine months ended September 30, 2024 is presented below:

	Shares	Weighted Grant Date Fair Value
Outstanding as of December 31, 2023	608,029	$16.36
Granted	1,086,328	$3.00
Released	(223,776)	$17.57
Forfeited	(145,311)	$15.82
Outstanding as of September 30, 2024	1,325,270	$5.27
As of September 30, 2024, there was $5.4 million of unrecognized stock-based compensation expense related to unvested RSUs expected to be recognized over a weighted-average period of 2.4 years. The total intrinsic value of RSUs outstanding at September 30, 2024 was $4.1 million. The Company recognizes forfeitures as they occur.
Performance-based Stock units

Each performance-based stock unit (“PSU”) granted under the 2022 Plan represents a right to receive one share of the Company’s common stock upon satisfaction of the performance-based conditions applicable to the PSU. There were no PSUs issued during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company granted 12,300 PSUs under the 2022 Plan, with 6,600 PSUs in the first tranche and 5,700 PSUs in the second tranche. Each grant consisted of two market-based vesting tranches, with the first tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the closing price of the Company’s common stock exceeds $150.00 per share or (ii) the Company’s market capitalization exceeds $2.1 billion; and the second tranche to vest if, at the close of regular trading for 20 trading days out of any period of 30 consecutive trading days, either (i) the closing price of the Company's common stock exceeds $175.00 per share or (ii) the Company’s market capitalization exceeds $2.5 billion, provided in each case that the applicable stock price or market capitalization goal must be achieved no later than February 10, 2025 for the applicable tranche to vest, and provided further that the vesting of each tranche is subject to the grantee’s continued employment with the Company through the day on which the applicable goal is achieved.
The fair value of the PSUs at valuation date was determined using a Monte Carlo valuation model that utilizes significant assumptions, including expected volatility, dividend yield, stock price as of the valuation date, market capitalization targets and the corresponding share price targets necessary for each tranche of PSUs to vest, expected life, and risk-free rate.
The fair value of the PSUs at valuation date was $0.1 million with weighted-average grant date fair value of $9.77, amortizing over a derived service period of 21 and 22 months for each tranche, respectively. During the nine months ended September 30, 2024, 5,600 PSUs were cancelled.
Stock-Based Compensation
For the three and nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$9	$45	$629	$149
Research and development expense	905	1,148	2,109	3,518
Selling, general and administrative expense	355	1,142	955	3,322
Total stock-based compensation expense	$1,269	$2,335	$3,693	$6,989
For the three months ended September 30, 2024 and 2023, the Company capitalized $9 thousand and $42 thousand, respectively, of stock-based compensation expense into inventory. For the nine months ended September 30, 2024 and 2023, the Company capitalized $30 thousand and $134 thousand, respectively, of stock-based compensation expense into inventory.
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
The following table summarizes the assumptions used in estimating the fair value of the earnout liability at each of the relevant dates:

	September 30, 2024	December 31, 2023
Stock price	$3.08	$3.14
Expected volatility	117.0%	117.0%
Risk-free interest rate	5.32%	5.32%
Expected term (in years)	0.6	1.2
Expected dividend yield	0%	0%
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
As of September 30, 2024, the balance of the earnout liability was immaterial. For the three months ended September 30, 2024, there was no gain or loss in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability. There was an immaterial gain in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability for the nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company recorded an immaterial gain and a gain of $0.8 million, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the earnout liability.
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
The Company concluded the Private Placement Warrants meet the criteria for liability classification due to the existence of a settlement provision that adjusts the settlement amount based on who the holder of the warrant is (i.e., permitted vs. non-permitted transferees). This provision causes the Private Placement Warrants to not be indexed to the Company’s own shares, resulting in liability classification. Upon consummation of the Business Combination, the fair value of the Private Placement Warrants was recorded at a value of approximately $2.6 million. The fair value of the Private Placement Warrants was immaterial on September 30, 2024. For each of the three and nine months ended September 30, 2024, the Company recorded immaterial losses in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability. For the three and nine months ended September 30, 2023, the Company recorded a gain of $0.2 million and $0.3 million, respectively, in the condensed consolidated statement of operations and comprehensive income (loss) for the change in fair value of the liability.
Note 15. Income Taxes
The Company’s provision for income taxes was immaterial for each of the three and nine months ended September 30, 2024 and 2023. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to unrecognized U.S. federal and state tax benefits because of a full valuation allowance that the Company has established against its federal and state deferred tax assets and foreign tax rate differential from U.S. federal statutory rate.
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
The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$799	$803	$2,398	$2,271
Variable lease cost	215	202	652	610
Total operating lease cost	$1,014	$1,005	$3,050	$2,881
Supplemental cash flow information for the nine months ended September 30, 2024 and 2023 related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$2,438	$1,774
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$11,190
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$8,674	$10,038
Operating lease liabilities:
Operating lease liabilities, current	$2,141	$1,875
Operating lease liabilities, non-current	7,063	8,720
Total operating lease liabilities	$9,204	$10,595
The operating lease right-of-use assets were recorded in other assets in the condensed consolidated balance sheets.
Weighted-average remaining term and discount rates were as follows (term in years):

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term	3.53	4.27
Weighted-average discount rate	14.48%	14.48%

Maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,
2024	$811
2025	3,318
2026	3,324
2027	3,368
Thereafter	847
Total undiscounted lease payments	$11,668

Present value adjustment for minimum lease commitments	(2,464)
Net lease liabilities	$9,204
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
Between October 3 and 9, 2024, the Company received four demand letters (“Demand Letters”) from purported shareholders alleging that the Company’s disclosures in its preliminary proxy statement filed by the Company with the SEC on September 25, 2024 (the “Preliminary Proxy statement”), containing important information regarding the proposed transaction with Koito, were deficient. The Demand Letters demand that the Company make certain additional disclosures, and state that the shareholders reserve their rights to take action if the Company does not make the requested supplemental disclosures. One of the Demand Letters also attached a draft proposed complaint, stating that the shareholder would be prepared to file if the Company does not make the requested supplemental disclosures.
In addition, on November 1, 2024, an alleged shareholder of the Company filed a complaint in the United States District Court for the Northern District of California against the Company and the members of its Board of Directors. The complaint, which is captioned Bailey v. Cepton et al., Case No.: 5:24-cv-7581 (the “Complaint”), alleges that the Preliminary Proxy Statement contains misleading disclosures and omissions, purportedly in violation of Section 14(a) of the Exchange Act. The Complaint also asserts a claim for control person liability under Section 20(a) of the Exchange Act. The Complaint seeks, among other things, an injunction enjoining the consummation of the Merger (defined in Note 18) and rescissory damages if the Merger is consummated without the Company having made the supplemental disclosures. The Company believes that the disclosures included in our Preliminary Proxy Statement, as amended from time to time and subject to the filing of a definitive proxy statement, complied fully with applicable law and that the Demand Letters and the Complaint are without merit.
The Company records accruals for its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. There were no material accruals for loss contingencies associated with such legal claims, actions or litigation as of September 30, 2024 and December 31, 2023.
Contract Manufacturer Loss Contingencies
As a result of the GM series production award cancellation in December 2023, the Company cancelled production contracts with certain contract manufacturers. This led to the Company’s receipt of project loss claims from contract manufacturers. The project loss claims include item costs for which the Company believes it is not liable based on contractual rights and obligations created by legal agreements with the contract manufacturers. As of September 30, 2024, $0.3 million contingent liability was accrued and included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Other Contingencies
As a result of the GM series production award cancellation, the Company sent a claim to Koito seeking recovery of a significant amount in project losses. The claim covers costs associated with materials, tooling, engineering, and other related project costs. The Company is seeking recovery during 2024; however, a formal recovery timeline and total amount have not been agreed to and are unknown at this time. For the nine months ended September 30, 2024, the Company recognized a $4.0 million gain related to cost recovery in other income, net in the condensed consolidated statement of operations and comprehensive income (loss), and received a cash payment in April 2024. The remaining portion of the cost recovery claim was uncertain and the amount was neither estimable, realized nor realizable.
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
Koito Letter of Intention and Koito Merger Agreement
On December 21, 2023, the Company received a non-binding indication of interest from Koito to acquire 100% of the outstanding shares of the Company not already owned by Koito, subject to certain executives of the Company, including Dr. Jun Pei, Cepton’s President and Chief Executive Officer (collectively, the “Rollover Participants”) agreeing to rollover all or a portion of their outstanding shares of common stock of the Company.
On July 29, 2024, the Company entered into the Koito Merger Agreement with Koito and Merger Sub. The Koito Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth in the Koito Merger Agreement, (i) Merger Sub shall be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation (the “Surviving Corporation”) and an indirectly controlled subsidiary of Koito; (ii) at the effective time of the Merger (the “Effective Time”) each share of common stock of the Company, par value $0.00001 per share (the “Company Common Stock”) issued and outstanding immediately before the Effective Time (other than (a) shares of Company Common Stock held by any subsidiary of the Company immediately prior to the Effective Time; (b) shares of Company Common Stock held by Koito or any of its subsidiaries or owned by the Company as treasury stock, in each case, immediately prior to the Effective Time; and (c) shares of Company Common Stock that are issued and outstanding immediately prior to the Effective Time and for which the holder thereof is entitled to demand and properly demands the appraisal of such shares in accordance with, and complied in all respects with, Section 262 of the General Corporation Law of the State of Delaware) shall be converted automatically into the right to receive $3.17 per share without interest (the “Merger Consideration”); and (iii) each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one (1) fully paid and non-assessable share of common stock, par value $0.00001 per share, of the Surviving Corporation.

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

The consummation of the Transaction, expected to close by the first quarter of 2025, is subject to the fulfillment or waiver of certain conditions, including the receipt of the requisite stockholder approval at a meeting of the Company’s stockholders and the receipt of required regulatory approvals, consents or clearances with respect to the Transaction, including from the Committee on Foreign Investment in the United States. The Company has made customary representations, warranties and covenants in the Koito Merger Agreement, including, among others, covenants to use reasonable best efforts to conduct its business in the ordinary course during the period between the date of the Koito Merger Agreement and the consummation of the Merger. The parties have agreed to use reasonable best efforts to take all actions necessary to consummate the Merger, including cooperating to obtain the regulatory approvals necessary to consummate the Merger.

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

Rollover Agreement

Concurrent with the execution of the Koito Merger Agreement, Koito, Project Camaro Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of Koito (“Holdco”), and the Rollover Participants entered into a rollover agreement (the “Rollover Agreement”), pursuant to which, immediately prior to the Effective Time, Dr. Jun Pei, Dr. Mark McCord and Mr. Yupeng Cui will contribute 1,291,810, 515,886 and 476,549 shares of Company Common Stock (the “Rollover Shares”), respectively, and Koito will separately contribute its 1,962,474 shares of Company Common Stock and 100,000 shares of Series A Preferred Stock as contemplated therein, to Holdco in exchange for certain equity interests in Holdco. Pursuant to the Rollover Agreement, the Rollover Participants agreed to certain restrictive covenants, including restrictions on competition and solicitation. The Rollover Agreement also contemplates that at the closing, the Rollover Participants, Parent and Holdco will enter into an Amended and Restated Limited Liability Company Agreement of Holdco, which provides for scheduled repurchases of the equity interests issued to the Rollover Participants at a purchase price determined by multiplying the number of Rollover Shares by the Merger Consideration, plus an applicable rate of interest, subject to acceleration or reduction in certain circumstances.

Transaction costs
During the three and nine months ended September 30, 2024, the Company incurred $1.6 million and $3.2 million of transaction costs, which were recorded in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss).
Other Transactions with Koito

Koito is an automotive tier 1 partner and investor of the Company. Sales to Koito were $0.3 million and $2.1 million (or 49% and 55% of our total revenue) for the three months ended September 30, 2024 and 2023, respectively. Sales to Koito were $11.7 million and $4.2 million (or 91% and 52% of our total revenue) for the nine months ended September 30, 2024 and 2023, respectively. Accounts receivable from Koito were $0.2 million as of September 30, 2024 and $2.1 million as of December 31, 2023.
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
Note 20. Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through November 8, 2024, the issuance date of the condensed consolidated financial statements, and determined there are no other transactions that require additional accounting or disclosure.

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
Market Conditions
The global economy, including the financial and credit markets, continues to experience significant volatility and disruptions and has been impacted by inflation, the ongoing conflicts in Ukraine and the Middle East, rising fuel prices, trade tensions, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability and political landscapes in the United States during an election year. The severity and duration of the impact of broader macroeconomic conditions on our business is dynamic and cannot be predicted.
For more information on our operations and risks related to our macroeconomic environment, please see the section titled “Risk Factors”.
GM Series Production Award Cancellation

On December 11, 2023, Koito informed us that GM has decided to re-scope its ADAS product offerings and, as a result, all outstanding purchase orders from Koito to us that relate to the GM series production award have been cancelled. As is customary when an automotive program changes, we submitted a project investment cost recovery claim related to the cancellation. See Note 17 to our condensed consolidated financial statements included elsewhere in this Report for further information.
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
During the three and nine months ended September 30, 2024, we incurred $1.6 million and $3.2 million of transaction costs related to the Transaction, respectively. The Transaction expenses include fees paid to attorneys, investment bankers, and accountants as well as other related costs.
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
We expect our revenue to increase as lidar adoption increases in the automotive and smart infrastructure markets; however, the rate of adoption may vary due to many factors, including but not limited to competing technologies, time to market, changes in macroeconomic conditions, including rising inflation, geopolitical conflicts and tensions, any of which may impact the pace and magnitude of lidar adoption and our revenues.
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

Lidar sensor and prototype revenue is primarily derived from the sale of components and license of technologies to tier 1 suppliers for mass market ADAS applications in the automotive market and the sale of lidar sensors directly to end-user customers in the smart infrastructure markets. We expect lidar sensor and prototype revenue will be significantly lower in

2024 as compared to 2023 due to the cancellation of the GM series production award. Over time, we anticipate lidar sensor and prototype revenue growth as we continue to form strategic partnerships and as the primary source of revenue shifts from prototype sales to sales of commercialized production-ready lidar sensors in the foreseeable future thereafter.

Development revenue represents arrangements with tier 1 suppliers focused on the specific customization of our proprietary lidar capabilities to the customers’ applications, typically involving development of customized software for producing or operating lidar sensor prototypes for those customers. The timing of revenue recognition for development contracts is determined for each performance obligation based on the unique facts and circumstances within each development arrangement, which generally results in recognition at a point in time. This assessment is made at the outset of the arrangement for each performance obligation. Development revenue in 2024 is expected to be significantly higher as compared to 2023 due to the engineering services contract with Koito to support a major global OEM series production award. Over time, we anticipate development revenue to grow in the foreseeable future as we engage with customers in OEM development projects.
Cost of Revenue
Cost of revenue includes the manufacturing cost of our lidar sensors and components, which primarily consists of personnel-related costs directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturers and vendors. Our cost of revenue also includes cost of component inventory, product testing costs, an allocated portion of overhead costs, warranty expense, excess and obsolete inventory, and shipping costs. Development cost of revenue includes personnel-related costs incurred in the completion of the development projects. Excess and obsolete inventory, driven in part by the reduction of lidar sensor and prototype orders, have negatively impacted, and may continue to negatively impact, our cost of revenue. We anticipate lidar sensor and prototype cost of revenue to decrease in 2024 as compared to 2023 due to the cancellation of the GM series production award. We anticipate development cost of revenue to be higher in 2024 as compared to 2023 due to the completion of the engineering services contract with Koito to support a major global OEM series production award during the second quarter of 2024. Over time, we anticipate cost of revenue to increase in absolute dollars as we grow our sales in the foreseeable future.
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
Other (Expense) Income, Net
Other (expense) income, net consists primarily of a realizable gain from recoveries in 2024 related to the GM series production award cancellation, partially offset by a contingent loss resulting from project loss claims from our contract manufacturers affected by the GM series production award cancellation. In 2023, this amount was immaterial.
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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended September 30,		Change $	Change %	Nine Months Ended September 30,		Change $	Change %
	2024	2023			2024	2023
	(dollars in thousands)				(dollars in thousands)
Lidar sensor and prototype revenue	$466	$3,802	$(3,336)	(88%)	$1,981	$7,813	$(5,832)	(75%)
Development revenue	81	31	50	NM	10,940	292	10,648	NM
Total revenue	$547	$3,833	$(3,286)	(86%)	$12,921	$8,105	$4,816	59%

Lidar sensor and prototype cost of revenue	600	3,339	(2,739)	(82%)	2,788	7,135	(4,347)	(61%)
Development cost of revenue	29	—	29	NA	3,438	116	3,322	NM
Total cost of revenue	629	3,339	(2,710)	(81%)	6,226	7,251	(1,025)	(14%)
Gross (loss) profit	(82)	494	(576)	NM	6,695	854	5,841	NM

Operating expenses:
Research and development	5,524	6,706	(1,182)	(18%)	14,412	23,309	(8,897)	(38%)
Selling, general, and administrative	5,332	6,136	(804)	(13%)	15,305	19,052	(3,747)	(20%)
Total operating expenses	10,856	12,842	(1,986)	(15%)	29,717	42,361	(12,644)	(30%)
Operating loss	(10,938)	(12,348)	1,410	(11%)	(23,022)	(41,507)	18,485	(45%)
Other income (expenses):
Gain on change in fair value of earnout liability	—	91	(91)	(100%)	59	827	(768)	(93%)
(Loss) gain on change in fair value of warrant liability	(5)	169	(174)	NM	(23)	299	(322)	NM
Other (expense) income, net	(321)	2	(323)	NM	3,789	23	3,766	NM
Loss on extinguishment of debt	—	—	—	NA	—	(1,123)	1,123	(100%)
Foreign currency translation loss, net	—	(7)	7	(100%)	—	(757)	757	(100%)
Interest income, net	622	799	(177)	(22%)	1,889	2,015	(126)	(6%)
Loss before income taxes	(10,642)	(11,294)	652	(6%)	(17,308)	(40,223)	22,915	(57%)

Benefit (provision) for income taxes	—	—	—	NA	14	(3)	17	NM
Net loss	$(10,642)	$(11,294)	$652	(6%)	$(17,294)	$(40,226)	$22,932	(57%)

NA: Not applicable
NM: Not meaningful (greater than 100% change or otherwise)
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue
Lidar sensor and prototype revenue decreased by $3.3 million, or 88%, to $0.5 million for the three months ended September 30, 2024, from $3.8 million for the three months ended September 30, 2023. Approximately $2.9 million of the decrease was driven by a decrease in lidar sales volume, $1.8 million was driven by a decrease in sales of custom lidar products due to the GM series production award cancellation, partially offset by a $1.3 million increase in the average sales price for lidar sensors.

Development revenue remained fairly consistent with immaterial amounts earned for each of the three months ended September 30, 2024 and 2023.
Lidar sensor and prototype revenue decreased by $5.8 million, or 75%, to $2.0 million for the nine months ended September 30, 2024, from $7.8 million for the nine months ended September 30, 2023. Approximately $3.2 million of the decrease was driven by a decrease in sales of custom lidar products due to the GM series production award cancellation, $3.0 million was driven by a decrease in lidar sales volume, partially offset by a $0.4 million increase in the average sales price for lidar sensors.
Development revenue increased by $10.6 million to $10.9 million for the nine months ended September 30, 2024, from $0.3 million for the nine months ended September 30, 2023. The increase was driven by the completion of new development work order entered into with Koito during the second quarter of 2024.
Cost of Revenue
Lidar sensor and prototype cost of revenue decreased by $2.7 million, or 82%, to $0.6 million for the three months ended September 30, 2024, from $3.3 million for the three months ended September 30, 2023. The decrease was driven by lower sales volume resulting in a $2.5 million cost reduction and a $0.3 million decrease in scrap and excess and obsolete expense.
Development cost of revenue remained fairly consistent with immaterial amounts recorded for each of the three months ended September 30, 2024 and 2023.
Lidar sensor and prototype cost of revenue decreased by $4.3 million, or 61%, to $2.8 million for the nine months ended September 30, 2024, from $7.1 million for the nine months ended September 30, 2023. The decrease was driven by lower sales volume resulting in a $4.5 million cost reduction, which was partially offset by a $0.2 million increase in scrap and excess and obsolete inventory expense.
Development cost of revenue increased by $3.3 million to $3.4 million for the nine months ended September 30, 2024, from $0.1 million for the nine months ended September 30, 2023. The increase in development cost of revenue resulted from the increase in development revenue described above.
Operating Expenses
Research and development expense decreased by $1.2 million, or 18%, to $5.5 million for the three months ended September 30, 2024, from $6.7 million for the three months ended September 30, 2023, resulting primarily from a $1.2 million decrease in personnel related costs.
Selling, general and administrative expense decreased by $0.8 million, or 13%, to $5.3 million for the three months ended September 30, 2024, from $6.1 million for the three months ended September 30, 2023, resulting primarily from a $1.6 million decrease in personnel related costs, a $0.2 million decrease in other general and administrative costs such as advertisement and trade shows, partially offset by a $1.0 million increase in legal, accounting and other professional services expenses mainly related to the Transaction.

Research and development expense decreased by $8.9 million, or 38%, to $14.4 million for the nine months ended September 30, 2024, from $23.3 million for the nine months ended September 30, 2023, resulting primarily from a $5.9 million decrease in personnel costs, a $2.0 million decrease in material costs, a $0.9 million decrease in engineering services, and a $1.0 million decrease in travel and meals expenses.

Selling, general and administrative expense decreased by $3.7 million, or 20%, to $15.3 million for the nine months ended September 30, 2024, from $19.1 million for the nine months ended September 30, 2023, resulting primarily from a $5.2 million decrease in personnel related costs, $0.5 million decrease in advertisement and trade shows expenses, $0.2 million decrease in travel and meals expenses, partially offset by a $2.3 million increase in legal, accounting and other professional services expenses mainly related to the Transaction.
Gain (loss) on Change in Fair Value of Earnout and Warrant Liabilities

There was no gain or loss on change in fair value of the earnout liability for the three months ended September 30, 2024, compared to a gain of $0.1 million for the three months ended September 30, 2023, a decrease of $0.1 million. The change in fair value of the warrant liability was an immaterial loss for the three months ended September 30, 2024, compared to a gain of $0.2 million for the three months ended September 30, 2023, a decrease of $0.2 million.

The gain on change in fair value of the earnout liability decreased by $0.8 million to an immaterial amount for the nine months ended September 30, 2024, compared to a gain of $0.8 million for the nine months ended September 30, 2023. The change in fair value of the warrant liability was an immaterial loss for the nine months ended September 30, 2024, compared to a gain of $0.3 million for the nine months ended September 30, 2023, a decrease of $0.3 million.
The decreases were primarily due to a larger decrease in the Company’s common share price in 2024 as compared to 2023.
Foreign Currency Transaction Loss, Net
There was no foreign currency transaction loss, net during the three and nine months ended September 30, 2024 or the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Foreign currency transaction loss, net of $0.8 million resulted from the repayment of the Secured Term Loan with Koito, which was denominated in Japanese Yen.
Loss on Extinguishment of Debt
There were no losses on extinguishment of debt during the three and nine months ended September 30, 2024 or the three months ended September 30, 2023. Loss on extinguishment of debt of $1.1 million for the nine months ended September 30, 2023 resulted from repayment of the Secured Term Loan with Koito.
Other (Expense) Income, Net
Other (expense) income, net was a $0.3 million expense for the three months ended September 30, 2024. This was due to a contingent loss incurred from project loss claims from our contract manufacturers affected by the GM series production award cancellation. Other (expense) income, net increased by $3.8 million for the nine months ended September 30, 2024 mainly due to a gain related to recoveries from the GM series production award cancellation that became realizable during the first quarter of 2024. Other (expense) income, net was immaterial for each of the three and nine months ended September 30, 2023.
Interest Income, Net
Interest income, net decreased by $0.2 million for the three months ended September 30, 2024. Interest income, net decreased by $0.1 million for the nine months ended September 30, 2024. The decreases in interest income earned were primarily due to decreasing cash and short-term investment balances in 2024 as compared to 2023.
Benefits (Provision) for Income Taxes
Our benefit (provision) for income taxes were immaterial for each of the three and nine months ended September 30, 2024 and 2023. We provided a full valuation allowance on our net U.S. federal and state deferred tax assets for the three and nine months ended September 30, 2024 and 2023. For all reporting periods, we had U.S. federal and state tax-effected net operating loss carryforwards available to reduce future taxable income, of which post-2017 federal net operating loss will be carried forward indefinitely and pre-2017 federal net operating loss carryover and state net operating loss carryover and state net operating loss carryover will expire on varying dates.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2024, we had cash and cash equivalents totaling $47.7 million. We believe that our current cash position will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.
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
In December 2023, Koito informed us that GM had decided to re-scope its ADAS product offerings and, as a result, all outstanding purchase orders placed with us related to the GM series production award have been cancelled. As is customary when an automotive program changes, we submitted a project investment cost recovery claim related to the cancellation to Koito and realized $4.0 million of cost recovery during the nine months ended September 30, 2024. The timing and amount of recovery, if any, of the remaining portion of our cost recovery claim is uncertain and unknown at this time. See Note 17 to the condensed consolidated financial statements included elsewhere in this Report.
We have incurred negative cash flows from operating activities and significant operating losses in the past as reflected in our accumulated deficit of $151.9 million as of September 30, 2024. During the nine months ended September 30, 2024, we had negative cash flow from operating activities of $8.7 million. We expect to continue to invest in research and development and generate operating losses in the near future. In addition, our future capital requirements will depend on many factors, including our lidar sales volume (including if we have major customer wins or series production award wins), development project revenue, the timing and extent of spending in materials, equipment, and personnel to support our research and development efforts in lidar technology, the expansion of sales and marketing activities, market adoption of new and enhanced products and features, and increased spending due to inflation and supply chain shortages. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of common stockholders. For example, the Preferred Stock issued to Koito is ranked more senior to our common stock in the event of liquidation and includes other rights and preferences senior to those of our common stock. In addition, the Preferred Stock is convertible into shares of our common stock and, upon conversion, will result in dilution to our stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. Our ability to raise additional funds through the issuance of debt or equity securities may be subject to Koito’s consent pursuant to the Investor Rights Agreement and, until the closing of the Transaction or the termination thereof, the Koito Merger Agreement. For information regarding our cash requirements from lease obligations, see Note 16 to the condensed consolidated financial statements included elsewhere in this Report.
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
Cash Flow Summary — Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):	(dollars in thousands)
Operating activities	$(8,700)	$(30,526)
Investing activities	6,057	(13,898)
Financing activities	(99)	54,623
Operating Activities
During the nine months ended September 30, 2024, our operating activities used $8.7 million in cash. We recorded a net loss of $17.3 million; however, this was offset by a $5.1 million of non-cash net expenses consisting primarily of stock-based compensation expense of $3.7 million and amortization of right-of-use assets of $1.3 million. During the nine months ended September 30, 2024, changes in our operating assets and liabilities increased net cash by $3.5 million, resulting primarily from a $3.1 million decrease in accounts receivable balance with more cash collection, a $1.3 million decrease in inventory balance, a $1.3 million increase in accounts payable balance due to timing of payments, and a $0.8 million increase in accrued expenses and other current liabilities. The changes in operating assets and liabilities were partially offset by a $1.8 million increase in prepaid expenses and other current assets and a $1.4 million decrease in operating lease liabilities.
During the nine months ended September 30, 2023, our operating activities used $30.5 million in cash. We recorded a net loss of $40.2 million; however, this was offset by a $8.6 million of non-cash income and expenses consisting primarily of stock-based compensation expense of $7.0 million, amortization of right-of-use assets of $1.2 million, loss on extinguishment of debt of $1.1 million, foreign currency transaction loss of $0.8 million, and depreciation and amortization of $0.4 million. These non-cash income items were partially offset by gains from the change in fair value of earnout and warrant liabilities of $1.1 million and other accretion of $0.7 million. During the nine months ended September 30, 2023, we generated net cash of $1.1 million from changes in our operating assets and liabilities resulting primarily from a $3.0 million decrease in prepaid expenses and other current assets due to amortization of our director and officers insurance policy, and a $1.1 million increase in accrued expenses and other current liabilities. These were offset by a $0.9 million increase in inventory as the Company made preparations for the start of the series production prior to production being delayed, and a $0.8 million increase in accounts receivable driven by the increase in revenue, and a $0.8 million decrease in accounts payable due to the timing of payments.
Investing Activities
During the nine months ended September 30, 2024, our investing activities generated $6.1 million of cash, resulting primarily from proceeds from maturities of short-term investments of $6.0 million.
During the nine months ended September 30, 2023, our investing activities used $13.9 million of cash, resulting primarily from purchases of short-term investments of $37.8 million and purchases of property and equipment of $1.3 million, partially offset by proceeds from maturities of short-term investments of $25.2 million.
Financing Activities
During the nine months ended September 30, 2024, our financing activities used $0.1 million of cash from payment of employee taxes on RSU vesting.
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
As discussed elsewhere in this Report, we completed the Business Combination on February 10, 2022. Prior to the consummation of the Business Combination, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report, our management concluded that our disclosure controls and procedures were not effective as of such date because of the material weaknesses in our internal control over financial reporting identified as of December 31, 2021 that continued to exist with respect to our internal control over financial reporting as of September 30, 2024:
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
Changes in Internal Control Over Financial Reporting
Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements

During the quarter ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non- Rule 10b5-1 trading arrangement.”
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

10.1	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 29, 2024).
10.2++
Employment Agreement by and between Cepton Technologies, Inc. and Jun Pei, dated September 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 9, 2024)

10.3++
Employment Agreement by and between Cepton Technologies, Inc. and Dongyi Liao, dated September 9, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 9, 2024)

31.1*
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

CEPTON, INC.

Date: November 8, 2024		/s/ Jun Pei
	Name:	Jun Pei
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2024		/s/ Dong (Dennis) Chang
	Name:	Dong (Dennis) Chang
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)